Form 10KSB
period 1996-10-31
CAPITAL TITLE GROUP INC
filed 1997-01-30
CIK 1017158

================================================================================

                Annual Report For Small Business Issuers Subject
                     to the 1934 Act Reporting Requirements

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended October 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          Commission File No. 0-21417

                            CAPITAL TITLE GROUP, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in its charter)

         Delaware                                         87-0399785
--------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

4808 N. 22nd Street, Phoenix, Arizona                       85016
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (602) 954-0022
                                              ---------------
                Securities registered under Section 12(b) of the Act:
                                      NONE

                Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes / / No /X/.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. / /

Total revenues for the issuer's most recent fiscal year were $2,582,655.

On January 15, 1997, the aggregate market value of the voting stock held by non-affiliates of the issuer was $4,424,977. This figure was estimated based on recent private sales of the Company's common stock. The number of shares of Common Stock outstanding on January 15, 1997 was 10,616,029.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                     PART I
ITEM 1.  BUSINESS

COMPANY HISTORY AND OVERVIEW

         Capital Title Group, Inc., a Delaware corporation (the "Company" or "Capital Title Group"), through its wholly owned subsidiary, Capital Title Agency, Inc., an Arizona corporation ("Capital Title"), operates an independent title agency and escrow business headquartered in Phoenix, Arizona. Capital Title Group was formed under the laws of Utah in 1983 and redomiciled in Delaware in 1989. Capital Title was formed as an Arizona corporation in 1981 and has engaged in business as an independent title agency and escrow company since that time.

         Since its formation, Capital Title Group has had no significant business operations. On May 23, 1996, the board of directors of Capital Title Group, (formerly Norvex, Inc.), approved a Share Exchange Agreement with Capital Title pursuant to which Norvex, Inc. changed its name to Capital Title Group, Inc. and issued 5.781 shares of Capital Title Group's $.001 par value common stock (the "Common Stock"), or an aggregate of 6,734,865 shares of Common Stock, to the existing shareholders of Capital Title for each outstanding share of Capital Title (the "Acquisition Transaction"). Immediately prior to the Acquisition Transaction, Capital Title Group had 1,686,164 shares issued and outstanding and approximately 75 stockholders. Of the 75 shareholders of Capital Title Group immediately prior to the Acquisition Transaction, Irwin Jacobson and Mark Scharmann held 5% or more of Capital Title Group's outstanding stock. The share exchange ratio was determined by arm's length negotiations between the respective boards of directors of Capital Title Group and Capital Title, based on a number of factors, including the business prospects and financial condition of the respective entities. As a result of the Acquisition Transaction, Capital Title Group now operates Capital Title as a wholly owned subsidiary.

         Since 1981, Capital Title has provided continuous title insurance and escrow services to the real estate industry in Yavapai County, Arizona.
Recently, Capital Title expanded its operations into Phoenix, Arizona and relocated its corporate headquarters from Prescott, Arizona to Phoenix, Arizona. The Company has nine branch offices, five of which are located in Yavapai County, Arizona and four of which were recently opened by the Company in the Phoenix metropolitan area. The Company plans to expand its operations into Southern California and Nevada in 1998. This planned expansion will be accomplished through acquisition or recruitment of escrow officers with significant existing revenue production based upon their relationships with real estate brokers, mortgage lenders and other industry participants. The Company will attempt to attract these significant producers through employment packages that include stock options and stock purchase programs as substantial motivational incentives.

     The principal executive offices of the Company are located at 4808 N. 22nd Street, Phoenix, Arizona 85016 and the Company's telephone number is:
(602)954-0022.

COMPANY OPERATIONS

         Capital Title is an independent title agency providing escrow services and, as an agent for First American Title Insurance Company ("First American") and Old Republic Insurance Company ("Old Republic"), issuing title insurance policies to service the real estate industry in Yavapai County and Maricopa County, Arizona. Capital Title's operations commenced in 1981 in Prescott, Arizona. By 1987, Capital Title was the largest title company in Yavapai County based on market share, and by 1994, its market share had reached 24%. In early 1994, Money magazine listed Prescott, Arizona as the number one place in the United States to retire. During the next ten months, the real estate market in Yavapai County increased by 38%, but Capital Title's staffing levels were not increased quickly enough to capitalize on this increase. As a result, by the end of 1994, Capital Title found that its market share in Yavapai County had fallen to approximately 16%.

         During 1995 and 1996, Capital Title began an expansion program, opening additional offices in the Yavapai County population centers of Prescott Valley, Cottonwood and Sedona. Capital Title estimates its current market share is approximately 21%, second to First American Title which has a market share of approximately 35%. During 1996, Capital Title opened four branch offices in Maricopa County, Arizona. In 1997, Capital Title intends to open six to eight branch offices in Maricopa and Yavapai Counties, Arizona. Phoenix is currently the 7th largest city in the United States with an estimated population of 1.08 million, and its projected growth is expected to boost Phoenix to the 6th largest city in the nation by the year 2000. The Company believes the surrounding metropolitan areas in Maricopa County have the potential to grow at an even more accelerated pace. Capital Title's expansion plans also call for the opening of offices in Southern California and Nevada in 1998. The Company believes that the Southern California real estate market is at its lowest recent historical level, and most predictions are that a recovery will commence during 1996, although there can be no assurance in that regard.

INDUSTRY OVERVIEW

         Title Insurance has become accepted as the most efficient means of determining title to, and the priority of interests in, real estate in nearly all parts of the United States. Virtually all real property lenders require their borrowers to obtain title insurance policies at the time mortgage loans are made.

         TITLE POLICIES. Title insurance policies state the terms and conditions upon which a title underwriter will insure title to real estate. The beneficiaries of title insurance policies are generally buyers of real property or secured lenders.

         Title insurance is different from other types of insurance because it relates to past events that affect title to property at the time of closing and not unforeseen future events. Prior to issuing policies, underwriters can eliminate future losses by accurately performing searches and examinations. The major expense of a title company is the search and examination function in preparing preliminary reports, commitments and policies and is not from claim losses. The premium for title insurance is due in full on the closing date of the real estate transaction and is based upon the purchase price of the property insured or the amount of the secured loan. Coverage under the policy generally terminates upon resale or refinance of the property. The terms of coverage have become standardized in accordance with forms approved by trade associations such as American Land Title Association and Land Title Association of Arizona.

         Title insurance policies are issued on the basis of a preliminary report or commitment. These reports are prepared after a search of public records, maps and other relevant documents to ascertain title ownership and the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of real property. A visual inspection of the property may also be made prior to the issuance of certain title insurance policies.

         To facilitate the preparation of preliminary reports without the necessity of manually searching public records, copies of public records, maps and other relevant historical documents are compiled and indexed in a "title plant." Each title plant relates to a particular county and is kept current on a daily or other frequent basis by the addition of copies of recorded documents that affect rights in real property in the particular county. Title companies often subscribe to independent title information services to assist in the updating of their title plants and the maintenance of title records.

         DIRECT VS. AGENCY SALES. Preliminary reports and commitments to issue a policy are prepared by title underwriters (direct sales) or by independent agents on behalf of the underwriters (agency sales). The terms and conditions upon which the real property will be insured are determined in accordance with the standard policies and procedures of the title underwriter. In direct sales, the title underwriter issues the preliminary report and commitment and retains the entire title premium paid in connection with the transaction. In agency sales, the search and examination function is performed by the independent agent and the majority of the premium collected is retained by the agent, with the balance remitted to the title underwriter. Independent agents may select among several title underwriters based upon the amount of the premium "split" offered,
the  overall   terms  and   conditions  of  the  agency   agreement,  including
indemnification obligations of the agent, and the scope of services offered to the agent by the title underwriter. Agent commissions vary by geographic region.

        THE TITLE POLICY PROCESS. A brief description of the process of issuing a title insurance policy is as follows:

         (i) The customer, typically a real estate salesperson or broker, escrow agent or lender, places an order for a title policy.

         (ii) Sales personnel note the specifics of the order and place a request with the title department for a preliminary report.

         (iii) After the relevant historical data on the property is compiled, the title officer prepares a preliminary report that documents (a) the current status of title to the property, (b) any exemptions, exceptions and/or limitations that might be attached to the policy and (c) specific issues that need to be addressed and resolved by the parties to the transaction before the title policy will be issued (such as removal of prior tax liens and payment of prior loans on the property). The preliminary report is circulated to all the parties for satisfaction of any specific issues.

         (iv) After all specific issues identified in the preliminary report are satisfied, the escrow agent closes the transaction in accordance with the instructions of the parties and the policy conditions.

         (v) Once the transaction is closed and all monies have been released, the policy is issued (a) to the owner and the lender on a resale transaction or (b) to the lender only on a refinancing transaction.

         LOSSES AND RESERVES. The maximum amount of liability under a title insurance policy is usually the face amount of the policy plus the cost of defending the insured's title against an adverse claim. The reserve for claim losses is based upon known claims as well as losses the insurer expects to incur based on historical experience and other factors, including industry averages, claims loss history, current legal environment, geographic considerations and type of policy written.

         ECONOMIC FACTORS AFFECTING INDUSTRY. Title insurance revenue is closely related to the level of activity in the real estate market and the average price of real estate sales. Real estate sales are directly affected by the availability of money to finance purchases. Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions.

         It is estimated that title industry revenue for 1995 was approximately $6 billion, which reflected no significant change in comparison to 1994. Although recovery from a weak year in 1994 appeared to commence in the second half of 1995, continued weakness in the California market, which accounts for 25% or more of all mortgage originations nationwide, precluded substantial growth. The long-term growth rate for the industry approximates nominal gross domestic product growth, or about 5%.

COMPANY STRATEGY

         The Company's strategy is to pursue aggressive growth in the title insurance industry in the Southwestern United States. Essential elements of the Company's strategy are as follows:

         COMMITMENT TO SERVICE. The Company is built on three basic entrepreneurial premises: (1) every employee is a salesperson for the Company;
(2) the Company's services are a one-stop, computer-based contact point for complete real estate transactions; and (3) success is achieved through focus on an unequaled quality of customer service. Because title insurance policies and escrow functions are generally standardized, the level of service provided is the key differentiating factor among competitors in the title industry. One of the Company's foremost objectives is to issue written title reports in substantially all its transactions within two working days from the opening of escrow. Through its commitment to customer service, the Company seeks to build lasting relationships with its real estate industry clients.

         MARKET FOCUS. The Company's market focus is on real estate brokers and mortgage lenders, which the Company believes generate approximately 70% of the transactions involving title and escrow fees. To set itself apart as a service company, Capital Title has developed industry specific information technology that it provides to its clients. The Company trains real estate agents and their administrative assistants in the use of a customized computer program which enhances their client presentations. The Company has also developed "Plain Language Escrow Instructions" in an effort to simplify the escrow process and minimize the numerous questions that can arise in the preparation of escrow documents. These simplified instructions have been well received in the Yavapai County real estate community and have provided the Company with an opportunity to conduct educational seminars directed at its real estate agent clients.

          MANAGEMENT STRENGTH. The Company recognizes that its aggressive growth plan calls for executive management with extensive industry operational and expansion experience. Capital Title appointed Mr. Andrew Johns as President effective April 16, 1996, and Mr. Johns also serves as President of the Company. Mr. Johns, the former President of Stewart Title for the State of California, has over 28 years of industry experience, including the expansion of United Title's Orange County operations throughout the Southern California market. The Company believes that Mr. Johns has the leadership, experience and industry contacts required to effect Capital Title's planned expansion into the Southern California and Nevada markets. Capital Title also has an experienced and dedicated group of executive officers to support Mr. Johns in this effort. See
Item 9 - "Directors, Executive Officers, Promoters and Control Persons."

         EQUITY PARTICIPATION BY ESCROW OFFICERS. Escrow officers are the major revenue producers for title insurance companies. It is their relationships with real estate brokers, lenders and other industry participants that are primarily responsible for the direction of escrow and title business. Capital Title will seek to attract the most successful escrow officers (and the related revenue) through employment packages that include stock options and stock purchase programs in the Company as added motivational incentives. The Company believes such programs will also promote Company loyalty, which will help to insulate the Company's escrow officers from competitive recruiting efforts. The Company's philosophy of equity participation by its escrow officers is unique in the title industry.

         EXPANSION. The Company intends to accomplish its planned expansion through acquisitions of existing title agencies, the opening of new branch offices and the development of "Home-Based Relationship" ("HBR") arrangements with escrow officers. The HBR program will allow escrow officers to work in their own homes doing escrow processing functions through the Company's computer network, thereby reducing the Company's administrative and office expense.

CAPITAL TITLE OPERATIONS

         In the years ended October 31, 1996 and 1995, revenues from the issuance of title insurance policies represented 56.2% and 53.7%, respectively, of the Company's consolidated revenues. Escrow fees for the years ended October 31, 1996 and 1995 represented 26.9% and 26.6%, respectively, of the Company's consolidated revenue.

         MARKETING. The Company believes that the primary source of its business is from referrals from participants in the real estate industry, such as real estate brokers, mortgage lenders, developers and attorneys. In addition to the referral market, Capital Title markets its services directly to larger brokerages and real property lenders. Marketing activities are performed by the escrow officers of Capital Title and a marketing representative whose sole function is the solicitation of business from major real estate brokers and lenders. Escrow officers, in addition to their escrow service duties, maintain and further develop relationships established with current clients for on-going business. The marketing representative holds educational seminars for real estate brokers, offers the use of "Dataquick" as a service that provides ease in placing valuations on surrounding property and trains brokers or their assistants in the use of Capital Title's proprietary industry specific information technology.

         ESCROW SERVICE. Capital Title's escrow department has the fiduciary responsibility of handling the consummation of real estate sales, exchanges and a variety of other transactions involving the sale or encumbrance of real property, refinance of real property, sales of assets of businesses and sales of promissory notes secured by deeds of trust.

         The escrow officer and assistant typically prepare their escrow documents pursuant to the real estate contract. The escrow instructions provide guidance to all concerned parties as to the conditions required for the real estate transaction. Furthermore, the instructions provide authorization for the escrow agent to request information concerning matters appearing of record, the receipt of all earnest monies and closing funds, the disbursement of seller proceeds, payoff of underlying liens, judgments, real property taxes, insurance and any other disbursement as set forth in the instructions or parties to the transaction. The instructions also include authorization to prepare and obtain documents necessary to complete the real estate transaction.

         The escrow agent is held accountable by state governmental agencies for strict compliance with its fiduciary responsibilities outlined by the escrow instructions. The officer must possess a high degree of skill, professionalism and confidentiality in the handling, preparation, collecting and recordation of all escrow matters between the buyer, seller, real estate brokers and their agents, developers, lenders and investors.

         TITLE DEPARTMENT. The primary function of the title department is the accumulation and analysis of various documents from the many sources that make up the public record. From this analysis, a preliminary report is written showing the present condition of title. This report is given to the escrow officer who, in turn, distributes it to the parties involved in the purchase agreement. After the preliminary report has been read and approved by all the parties and the requirements of the report have been fulfilled, the escrow will proceed to closing and a final title insurance policy will be issued.

         Capital Title owns a "title plant," a listing and history of each parcel of ground in a particular county, for Yavapai County, Arizona. The Company can use the services of a third party title plant provider or acquire additional title plants for purposes of conducting its title research as it expands into additional geographic areas. The cost of obtaining "title plants" varies with economic and market conditions in the geographic area to which the title plants relate. The Company believes it will be able to obtain "title plants" on terms and conditions that are acceptable to it through the acquisition of title companies as the Company expands into other markets. However, there can be no assurance in this regard.

         CLAIMS AND UNDERWRITING. Capital Title provides title insurance as an agent of First American and Old Republic. First American has a Best's Insurance rating of A. Old Republic has a Standard and Poor's rating of A+. These services are provided pursuant to Underwriting Agreements with First American and Old Republic, which state the conditions on which Capital Title is authorized to issue a title insurance policy on behalf of First American or Old Republic and prescribe the circumstances under which Capital Title may be liable to First American or Old Republic if a policy loss is attributable to errors made by Capital Title. The underwriting agreements with First American and Old Republic provide that the Company: (1) must fully comply with all requirements relating to the issuance of title insurance within each of the counties in which the Company does business and must comply with generally accepted standards of underwriting; (2) will be liable for any losses payable on a basis of erroneous reports or in excess of the stated liability on the policy when an insured makes a successful claim based on negligence; (3) may not write a policy in excess of the stated contract amount without prior approval from the insurance company; and (4) will be liable for the first $5,000 of each loss, unless specifically waived by the insurance company. The Company is not a sole agent for First American or Old Republic.

         Claims against the policy of title insurance normally arise out of human error. During the process of accumulation and analysis of the public record, certain inaccuracies and inconsistencies are often encountered that sometimes result in a situation in which interpretation of these documents could lead to a claim. Such claims are reviewed by Capital Title's staff and, if warranted, sent to the insurance carrier for final disposition.

         Underwriting is the process of analyzing risk assumption. As each individual situation arises, the local staff makes a risk analysis. If the local underwriting staff decides that the risk assumption is outside its underwriting authority, the insurance carrier is contacted for its underwriting approval.

         ACCOUNT SERVICING. The account servicing department handles the receipt and disbursement of monies for accounts with respect to which Capital Title acts as servicing agent for a transaction. Its responsibility as trustee includes the maintenance of all records reflecting receipts and disbursements, calculation of total interest, principal and any other sums due as required under the agreement/note between the buyer and the seller. This information is summarized and reported to the Internal Revenue Service with the appropriate Form 1098 and/or 1099 supplied to the buyer and the seller. Following the payoff of accounts, the servicing agent prepares and records the appropriate documents necessary to substantiate accounts as paid in full in the applicable county records. Typically, transactions serviced by Capital Title include promissory notes secured by deeds of trust and agreements of sale.

         FORECLOSURES. Both promissory notes secured by deeds of trust and agreements of sale can be foreclosed nonjudicially by the servicing agent. As trustee of the documents being serviced by Capital Title, the seller and/or beneficiary can direct the servicing agent, at the time of default, to proceed with foreclosure of the lien.

         The  maintenance of accurate  up-to-date  accounting and control of all
original   documents  enable  the   trustee/servicing   agent  to  expedite  the
nonjudicial trustee sale or foreclosure.

          ADMINISTRATION. Capital Title's administrative staff handles general accounting and finance, human resources, purchasing, management information systems and regulatory compliance.

         The Company has initiated its expansion plans in Maricopa County. Recently, the Company relocated its headquarters to Phoenix, and has opened four branch office locations in Maricopa County. In addition, the Company has retained the services of escrow officers with significant production capacity in the Phoenix metropolitan area. The Company plans to open offices in Southern California and Nevada in 1998.

CUSTOMERS

         Capital Title is not dependent upon any single customer or single group of customers. The loss of any one customer would not have a material adverse effect on the Company.

SEASONALITY

         The title insurance business is closely related to overall levels of real estate activity. Historically, real estate activity has been generally slower in the winter months with volumes showing significant improvements in the spring and summer months. In addition, the title insurance business is cyclical due to the effect of interest rate fluctuations on the level of real estate activity. Periods of high interest rates adversely effect real estate activity and therefore premium revenues.

COMPETITION

         The title insurance business is highly competitive. The number and size of competing companies varies in different geographic areas. In those areas where the Company operates and intends to operate, the Company will face competition from major national insurance underwriters and other independent agencies, many of which have greater financial and other resources than the Company. The Company believes that quality and timeliness of service are the key competitive factors in the industry, because parties to a real estate transaction are usually concerned with time schedules and costs associated with delays in the closing of transactions. In those states where prices are not established by regulation, the price of title insurance is also an important competitive factor.

REGULATION

         Capital Title conducts its business under licenses granted by the State Banking and Insurance Departments of the State of Arizona. The title insurance and escrow businesses generally are subject to extensive regulation under applicable state laws. These laws establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses, regulating trade practices, licensing agents, approving policy forms and approving rate schedules. Failure to comply with these regulations or an inability to secure or maintain any required licenses could materially adversely affect the Company's business. The Company believes that it is in material compliance with applicable laws and regulations, and that it will maintain and obtain all licenses required for the conduct of its business.

EMPLOYEES

         As of December 31, 1996, the Company had a total of 112 employees, of which 59 (including officers of the Company) were in the marketing/escrow department, 20 were in the title department, eight were in customer service, one was in trustee sales, six were in account services and eighteen were in administration. Capital Title believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company conducts its business operations in leased office space. As of December 31, 1996, the Company leases approximately 14,400 square feet in Yavapai County and approximately 20,000 square feet in Maricopa County. The Company currently leases offices at twelve locations with remaining lease periods ranging from twenty-seven to sixty months. The Company's total monthly rental payments at the foregoing locations are approximately $40,000.

ITEM 3.  LEGAL PROCEEDINGS

         Capital Title is involved in certain legal actions which arise in the normal course of its title business. The Company believes that none of these claims are material, either individually or in the aggregate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended October 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         No public trading market having the characteristics of depth, liquidity and orderliness exists for the Company's Common Stock. In the Spring of 1997 the Company plans to apply for quotation of the Common Stock on the Electronic Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol of CGTI. As of December 31, 1996, the Company had issued and outstanding 10,316,029 shares of Common Stock. In addition, 1,000,000 shares are reserved for issuance under the Company's 1996 Stock Option Plan and 100,000 shares are reserved for issuance under the Company's Non-Employee Directors Stock Option Plan. See Item 11 "Security Ownership of Certain Beneficial Owners and Management." On December 10, 1996, the Company's Board of

Directors authorized the issuance in a private placement of an additional 500,000 shares of its Common Stock at $1.00 per share. Of the Company's 10,316,029 shares of Common Stock issued and outstanding on December 31, 1996, 1,686,158 shares are eligible for resale under Rule 144. At December 31, 1996, there were approximately 100 record holders of the Company's Common Stock.

         The Company has never paid a dividend on its Common Stock. The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. Rather, the Company anticipates that its earnings, if any, will be retained to fund the Company's working capital needs and the planned expansion of its business. The payment of any dividends will be dependant upon the discretion of the Board of Directors. Furthermore, under Delaware corporate law, in the absence of current or retained earnings, the Company may be prohibited from paying dividends (whether in cash or otherwise).


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-KSB. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. The discussion of the results of operations and financial condition is based solely upon the activity of Capital Title and excludes the activity of Capital Title Group which was inactive until the Acquisition Transaction.

OVERVIEW

         During the fiscal year ended October 31, 1996, the Company undertook an expansion program which doubled the number of branch offices and employees. This expansion was funded primarily through a private placement of the Company's Common Stock which was initiated in July, 1996. Through the private placement, approximately $1,157,000 was raised, net of offering costs. During 1996, an additional $325,000 was obtained through the sale of 165,000 shares of Common Stock for $100,000 and borrowings of $225,000. Out of the approximately $1,482,000 raised by the Company through financing activities, the Company spent approximately $725,000 on fixed assets for the Phoenix corporate headquarters and four (4) new branches in Maricopa County. Approximately $680,000 was used to fund operations during the growth period and approximately $72,000 was used to pay debt obligations.

         Subsequent to the Company's fiscal year end, the Company obtained a loan from Imperial Bank for $350,000. The Company's Board of Directors authorized another placement of 500,000 shares of Common Stock. As of January 15, 1997, the Company has sold an additional 330,000 shares of Common Stock for approximately $314,000, net of offering costs. The approximately $664,000, subsequently raised, has been used primarily to fund operations and will be used to open one additional branch in Maricopa County.

RESULTS OF OPERATIONS

          REVENUE. The following table presents information regarding the components of the Company's revenue:

                                       For The Years Ended Oct. 31,

                                            1996            1995
                                            ----            ----
Title Insurance Premiums                $1,451,479       $1,099,666
Escrow Fees                                695,995          544,357
Account Servicing                          314,939          263,695
Other Fees and Revenue                      16,947           43,085
Interest Income                            103,295           98,809
                                        ----------       ----------
                                        $2,582,655       $2,049,612
                                        ==========       ==========
Orders Closed by Direct Orders
                                             2,748            2,029
                                        ==========       ==========
Average Fee Per file from Direct
Operations                              $      780       $      810
                                        ==========       ==========

         Title insurance premium and escrow fees revenue increased approximately $503,000 or 30% from 1995. Of this increase, approximately $261,000 or 16% is from Maricopa County operations. Capital Title opened its first branch in Maricopa County in August, 1996. The following table presents information regarding the approximate monthly revenue from Maricopa operations:


               For The Month Ended                Revenue
              -------------------                -------
                August 31, 1996                  $ 54,000
                September 30, 1996                 99,000
                October 31, 1996                  108,000
                November 30, 1996                 163,000
                December 31, 1996                $215,000

         Management expects revenues from its Maricopa operation to continue to grow as the inventory of orders that has been building over the past five months begins to close and escrow officers begin to reach their full potential. Management believes it takes between five (5) and six (6) months for a new branch to reach its expected revenue.

         The remaining increase in insurance premiums and escrow fees of approximately $242,000 or 14% is from expansion in Yavapai County, Arizona. The Company's market share in Yavapai County has increased from a low of 16% in fiscal year 1995 to 23% in November, 1996. Due to the recruitment of three (3) escrow officers and the anticipated opening of two (2) new offices, the Company plans to increase its market share in 1997.

         The decrease in the average fee per file from direct operations is due to a decrease in the average fee earned in Yavapai County which dropped from $810 for fiscal year 1995 to $750 in fiscal year 1996. The decrease was due to an increase in refinance business which occurred when interest rates dropped. For 1997, the Company is refocusing on resale business which typically charges higher fees than fees from refinancing transactions. Fees for Maricopa County for the period end October 31, 1996 averaged approximately $1,240. Orders closed by direct operations in Yavapai County increased from 2,029 in 1995 to 2,538 in 1996 or approximately 25%. Orders closed by direct operations from Maricopa County were 210 in 1996.

          EXPENSES. The following table presents the components of the Company's expenses.

                                  For The Years Ended Oct. 31,

                                     1996                 1995
                                     ----                 ----
Personnel Cost                    $1,958,292         $1,161,622
Other Operating Expense            1,526,312          1,059,846
Agent Commissions                     24,768              4,016
Acquisition Cost Write Down          103,441
Interest Expense                      17,835              6,289
                                  ----------         ----------
                                  $3,630,648         $2,231,773
                                  ==========         ==========

         Personnel costs are the most significant operating expense incurred by the Company. Personnel costs increased in 1996 compared to 1995 by approximately $797,000, or 68.5%. Personnel cost increased approximately $402,000, or 34.6% due to employees being hired for the Maricopa County operations and approximately $395,000 or 33.9% for increased staff in Yavapai County and additional administrative and executive personnel. Personnel costs, as a percentage of total revenue, have increased to 75.8% in 1996 from 56.6% in 1995. This increase is due primarily to expansion into Maricopa County. Personnel costs, as a percentage of total revenue, was 152.5% in 1996 for Maricopa County operations and 63.1% for Yavapai County operations respectively. Personnel costs fluctuate as the level of direct orders opened and closed fluctuate. As the Company's current inventory of orders begins closing and branches reach full potential, the Company believes Maricopa County's personnel costs as a percentage of total revenue will decrease. The increase from 56.6% in 1995 to 63.1% in 1996 for Yavapai County is due to the Company's hiring additional employees. The increase resulted in a substantial increase in the Company's market share; however, the extra payroll expense prior to the increased orders closed resulted in an increase in payroll expense compared to total revenue.

         Other operating expenses increased in 1996 compared to 1995 by approximately $466,000 or 44%. A majority of the increase, approximately $368,000 or 34.6%, was due to the expansion into Maricopa County.

         Acquisition cost write down relates to costs incurred when the Company initiated its expansion program. The Company initially anticipated expanding into the California and Texas markets by December, 1996. Management has postponed expansion outside of Arizona until the beginning of 1998 and is now considering the Nevada market instead of Texas. Accordingly, the acquisition costs the Company was capitalizing have been expensed for the fiscal year ended October 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Capital Title Group requires capital to expand its geographical base, make acquisitions, further implement its market penetration program, recruit and train new personnel, and purchase additional property and equipment to implement its expansion program. During the year ended October 31, 1996, the Company financed its operating and business development activities primarily through operating revenue, obtaining a $150,000 term loan, a $75,000 short term loan, and the private placement of shares of Common Stock, resulting in net proceeds to the Company of $1,156,999.

         During the year ended October 31, 1996, Capital Title Group commenced a private placement of Common Stock intending to sell a minimum of 500,000 shares, and a maximum of 1,500,000 shares at $1 per share. As of October 31, 1996, a total of 1,275,000 shares had been sold in the offering. The expenses of this offering were approximately $118,100 which generated net proceeds for the Company of approximately $1,156,900. Subsequent to the fiscal year end, the Company's Board of Directors authorized the issuance of an additional 500,000 shares of its Common Stock at $1.00 per share. It is anticipated that expenses of this offering will be approximately $40,000 which will generate net proceeds for the Company of approximately $460,000. As of January 15, 1997, the Company has sold 330,000 shares for proceeds, net of expenses, of approximately $314,000.

         The Company believes that the net proceeds of this offering, together with its existing cash resources and financing, will be sufficient to meet the Company's expansion, acquisition and working capital needs for the next 12 to 24 months. The Company, however, may raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions to fund future expansion of its business either before or after the end of the 24 month period. There can be no assurance that acceptable financing for future transactions can be obtained on terms acceptable to the Company.

         As of December 31, 1995, the Company had net operating loss carryforwards of approximately $1,187,000 that will be available to offset future state income taxes and approximately $756,000 that will be available to offset future federal income taxes. The state net operating carryforwards will expire October 31, 2001. The federal net operating carryforwards will expire October 31, 2011.

IMPACT OF NEW ACCOUNTING STANDARDS

         During October, 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company will continue to account for employee purchase rights and stock options under APB Opinion No.25, "Accounting for Stock Issued to Employees." SFAS 123 disclosures will be effective for fiscal years beginning after December 31, 1995.

RECENT DEVELOPMENTS

         On December 10, 1996, the Company's Board of Directors elected to change to corporate year end from October 31 to December 31. A current report on Form 8-K has been filed announcing this change.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            CAPITAL TITLE GROUP, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                               For The Years Ended
                            October 31, 1996 and 1995

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Capital Title Group, Inc.

We have audited the accompanying consolidated balance sheets of Capital Title Group, Inc. And subsidiary as of October 31, 1996, and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended October 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates make by management, as well as evaluating the overall financial statement presentation. We believe that our audits of the consolidated financial statements provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Title Group, Inc. And Subsidiary as of October 31, 1996 and 1995, and the results of their operations, changes in stockholders' equity, and cash flows for the years ended October 31, 1996, and 1995, in conformity with generally accepted accounting principles.


/s/ SEMPLE & COOPER, P.L.C.
Semple & Cooper, P.L.C.
Certified Public Accountants



Phoenix, Arizona
December 30, 1996

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                         October 31,   October 31,
                                                                             1996         1995
                                                                             ----         ----
ASSETS
Current Assets:
Cash (Notes 1 and 3)                                                   $    24,664     $  17,354
Accounts receivable, less allowance for doubtful accounts of
 $5,000 and $3,716 (Note 1)                                                 24,723        14,095
Income taxes receivable                                                     16,358        51,575
Prepaid expenses                                                            17,659         1,604
Deferred income taxes (Notes 1 and 6)                                         --           4,387
                                                                       -----------     ---------
Total Current Assets                                                        83,404        89,015

Property and Equipment, net (Notes 1, 5 and 13)                            914,632       193,806

Other Assets:
Investment in title plant (Note 1)                                         175,000       175,000
Deferred income tax asset (Notes 1 and 6)                                     --          11,971
Deposits                                                                    58,699          --
                                                                       ===========     =========
Total Assets                                                           $ 1,231,735       469,792
                                                                       ===========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Revolving line of credit (Note 9)                                      $      --       $  33,104
Notes payable - current portion (Note 7)                                     6,538         3,197
Notes payable to related parties - Current portion (Note 11)               109,228        16,000
Obligation under capitalized lease - current portion (Notes 1 and 8)        28,638         1,582
Accounts payable                                                           435,730       171,057
Accrued expenses                                                            69,900        26,595
Income taxes payable                                                          --          15,249
                                                                       -----------     ---------
Total Current Liabilities                                                  650,034       266,784

Long-Term Liabilities:
Notes payable - long-term portion (Note 7)                                   6,658         5,547
Notes payable to related party - long-term portion (Note 11)               105,746          --
Obligation under capitalized lease - long-term portion (Notes 1 and 8)      62,830          --
                                                                       -----------     ---------
Total Long-Term Liabilities                                                175,234         5,547
                                                                       -----------     ---------
Commitments and Contingencies: (Notes 10 and 12)                              --            --

Stockholders' Equity: (Note 15)
Common stock, $.001 par value, 50,000,000 shares authorized;
10,286,029 and 1,000,000 shares issued and outstanding, respectively        10,286       480,663
Paid-in capital                                                          1,727,376          --
Accumulated deficit                                                     (1,331,195)     (283,202)
                                                                       -----------     ---------
Total Stockholders' Equity                                                 406,467       197,461

                                                                       -----------     ---------
Total Liabilities and Stockholders' Equity                             $ 1,231,735       469,792
                                                                       ===========     =========

                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year Ended October 31,
                                                                1996          *1995
                                                            -----------    -----------
REVENUE:
     Title insurance premiums                               $ 1,451,479    $ 1,099,666
     Escrow fees                                                695,995        544,357
     Account servicing                                          314,939        263,695
     Other fees and revenue                                      16,947         43,085
     Interest income                                            103,295         98,809
                                                            -----------    -----------
                                                              2,582,655      2,049,612
                                                            -----------    -----------
EXPENSES
     Personnel costs                                          1,958,292      1,161,622
     Other operating expenses                                 1,526,312      1,059,846
     Agent commissions                                           24,768          4,016
     Acquisition cost writedown                                 103,441           --
     Interest expense                                            17,835          6,289
                                                            -----------    -----------
                                                              3,630,648      2,231,773
                                                            -----------    -----------

     Loss before provision for income taxes                  (1,047,993)      (182,161)

     Income tax benefit                                            --           65,059
                                                            -----------    -----------
     Net Loss                                               $(1,047,993)   $  (117,102)
                                                            ===========    ===========

     Proforma loss per share (Note 1)                       $      (.11)   $      (.01)
                                                            ===========    ===========
     Proforma weighted average shares outstanding             9,281,440      8,770,786
                                                            ===========    ===========


                     *Adjusted for comparitive purposes only



                   The Accompanying Notes are an Integral Part
                           of the Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                               Common Stock           Additional
                                               ------------            Paid-in     Accumulated
                                           Shares        Amount        Capital       Deficit
                                        -----------   -----------    -----------   -----------
Balance, October 31, 1994                 1,000,000       480,663           --        (166,100)

Net loss for the year ended
    October 31, 1995                           --            --             --        (117,102)
                                        -----------   -----------    -----------   -----------

Balance, October 31, 1995                 1,000,000       480,663           --        (283,202)

Shares issued to officer                    165,000       100,000           --            --


Restructure in reverse merger                  --
    with Capital Title Group, Inc.        7,846,029      (571,652)       571,652

Shares issued in private placement,       1,275,000         1,275      1,155,724          --
net of costs of $118,001

Net loss for the year ended                    --            --             --      (1,047,993)
     October 31, 1996
                                        -----------   -----------    -----------   -----------
Balance, October 31, 1996                10,286,029   $    10,286    $ 1,727,376   $(1,331,195)
                                        ===========   ===========    ===========   ===========



                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                        Year Ended October 31,

                                                         1996             1995
                                                         ----             ----
Cash flows from operating activities:
Net income (loss)                                      $(1,047,993)   $  (117,102)

Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
   (Gain) loss on sale of vehicle                             --           (2,800)
   Depreciation                                            110,746         74,563
   Bad debt expense                                           --            3,716

Changes in Assets and Liabilities:
   Accounts receivable                                     (10,628)       (38,629)
   Income taxes receivable                                  35,217           --
   Prepaid expenses                                        (16,055)        (1,604)
   Refundable deposits                                     (58,699)          --
   Deferred income tax asset                                16,358        (13,484)
   Accounts payable                                        264,673         50,692
   Accrued expenses                                         43,305          1,362
   Income taxes payable                                    (15,249)           258
                                                       -----------    -----------
                                                           369,668         74,074
                                                       -----------    -----------
Net Cash Provided (Used) from
   Operating Activities                                   (678,325)       (43,028)
                                                       -----------    -----------
Cash flows from investing activities:

Purchase of property and equipment                        (724,436)       (16,331)
Proceeds from sale of vehicle                                 --            2,800
                                                       -----------    -----------
Net cash used by investing activities                     (724,436)       (13,531)
                                                       -----------    -----------
Cash flows from financing activities:
   Proceeds from notes payable to related parties          225,000         16,000
   Proceeds from issuance of common stock, net           1,256,999           --
   Net change in revolving credit line                        --           33,104
   Repayment of notes payable                              (33,104)        (2,694)
   Repayment of notes to related party                      (5,052)          --
   Repayment of obligations under capital lease            (26,026)       (12,519)
                                                       -----------    -----------
Net cash provided (used) by financing activities         1,410,071         33,891
                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents         7,310        (22,668)

Cash and cash equivalents at beginning of year              17,354         40,022
                                                       -----------    -----------

Cash and cash equivalents at end of year               $    24,664    $    17,354
                                                       ===========    ===========

                   The Accompanying Notes are an Integral part
                           of the Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies:

         Nature of Corporation:

         Capital Title Group, Inc. (formerly Norvex, Inc.) was organized on September 12, 1993 in the State of Utah. In May, 1989, the Company was redomiciled as a Delaware corporation. The Company was largely inactive until May 23, 1996, at which time it acquired Capital Title Agency, Inc. in a reverse merger (See Note 4). The accompanying historical consolidated financial statements are based solely on the activity of Capital Title Agency, Inc. through the date of acquisition, May 23, 1996, since that was the only active business at the time of the merger. The intent of Capital Title Group, Inc. is to act as the parent holding company of Capital Title Agency, Inc.

         Capital Title Agency, Inc. is a Corporation which has been duly formed and organized under the laws of the State of Arizona, and operates under the authority of the State Banking Commission. The Corporation was approved by the State of Arizona on November 1, 1981. The principal business purpose of the Corporation is to offer title, collection and escrow services to the general public, primarily in the southwestern United States.

         The Corporation currently operates eleven (11) offices located throughout Maricopa and Yavapai Counties in Arizona. The Company has signed lease commitments for two (2) additional offices in Maricopa County. The two additional offices are expected to open in the first and second quarter.

         Principles of Consolidation:

         The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Capital Title Agency, Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

         Pervasiveness of Estimates:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.       Summary of Significant Accounting Policies:  (Continued)

         Cash and Cash Equivalents:

         Cash and cash equivalents include all highly liquid investments purchased with an initial maturity of three (3) months or less.

         Accounts Receivable:

         The Corporation uses the allowance method to account for uncollectible accounts receivable. The allowance is established based upon a review of the individual accounts and the Company's prior history.

         Income Recognition:

         Title insurance premiums, escrow fees and other fees and revenues are recognized as revenue at the time of closing of the related real estate transaction. Income from insurance recoveries when the dispute is settled.

         Property and Equipment:

         Property and equipment are stated at cost and are being depreciated using the straight-line and double-declining methods of depreciation over estimated useful lives of five (5) to seven (7) years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized as they are incurred. For the years ended October 31, 1996 and 1995, depreciation expense was $110,746 and $74,563, respectively.

         Capital Lease Obligation:

         The Company is the lessee of office equipment under a capital lease agreement which expires in November, 2000. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The asset is depreciated over the lower of its related lease term or its estimated productive life. Depreciation of the asset under the capital lease agreement is included in depreciation expense noted above.

         Title Plant:

         Title plants are recorded at the cost incurred to construct and organize historical title information to the point it can be used to perform title searches. Cost incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained.

1.       Summary of Significant Accounting Policies:  (Continued)

         Income Taxes:

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". The standard provides that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and the utilization of the net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

         Proforma Loss Per Share:

         The proforma loss per share amount is based on the weighted average number of shares outstanding for the periods presented, after giving retroactive effect to the reverse merger (See Note 4). Fully diluted earnings per share are not shown, as they are anti-dilutive.

2.       Cash in Escrow:

         The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from active escrow, trust and account servicing. The balances in these accounts have not been included in these financial statements. As of October 31, 1996 and
         l995, the  accounts   contain  a  reserve  balance  of   approximately
         $2,738,000 and $2,046,499 in the escrow accounts, $22,250 and $6,626 in the trust accounts, and $49,500 and $70,054 in the account servicing accounts, respectively.

3.       Concentration of Credit Risk:

         The Company maintains cash and cash equivalents with various financial institutions. Deposits not to exceed $100,000 at each institution are insured by the Federal Deposit Insurance Corporation. At October 31, 1996 and 1995, the Company had uninsured cash and cash equivalents of approximately $5,700,000 and $2,000,000 respectively.

4.       Business Combination:

         Capital Title Group, Inc. (formerly Norvex, Inc.) was organized on September 12, 1983, in the State of Utah. On May 8, 1989, Articles of Merger were filed in the State of Utah, merging Norvex, Inc. into Pharmaceutics International, Inc., a Delaware corporation. Pharmaceutics International, Inc. was the survivor corporation. On or about July 9, 1993, the Company amended its Certificate of Incorporation, changing its name back to Norvex, Inc., a Delaware corporation. The Company was largely inactive from that time until May, 1996. On May 23, 1996, the Company acquired Capital Title Agency, Inc. in a transaction accounted for as a reverse acquisition, wherein the stockholders of Capital

         Title Agency, Inc. obtained control of the consolidated entity. The intent of Capital Title Group, Inc. is to act as the parent holding company of Capital Title Agency, Inc. As such, Norvex, Inc. changed its name to Capital Title Group, Inc.

         Capital Title Group, Inc. (formerly Norvex, Inc.) had 1,686,164 shares issued and outstanding, after a one for 10 (1-10) reverse stock split, at the acquisition date. Capital Title Group, Inc. issued 6,734,865 shares of its common stock to the shareholders of Capital Title Agency, Inc. for one hundred percent (100%) of the issued and outstanding common stock of Capital Title Agency, Inc.

         As part of the Acquisition Agreement, the Company agreed to sell 590,000 shares of its common stock for the price of $100 to its financial advisor. The stock was valued at $.01 per share in the accompanying financial statements, based upon the value of the services rendered in performing due diligence procedures.

         The accompanying financial statements give retroactive effect to this business combination as if it had occurred prior to November 1, 1995.

5.       Property and Equipment:

         The provision for Property and Equipment consists of the following:

                                                  October 31,     October 31,
                                                      1996            1995
                                                      ----            ----
         Office equipment                        $   952,871     $   303,290
         Vehicles                                     47,488          36,984
         Furniture and fixtures                      189,797          61,137
         Leasehold improvements                      141,099          98,272
                                                 -----------     -----------
                                                   1,331,255         499,683
         Less:  accumulated depreciation            (416,623)       (305,877)
                                                 -----------     -----------
                                                 $   914,632     $   193,806
                                                 ===========     ===========

6.       Income Taxes:

         The provision for income taxes consists of the following:

                                        October 31,        October 31,
                                           1996                1995
                                           ----                ----
         Current tax benefit             $    --            $(51,575)

         Deferred tax benefit                 --             (13,484)
                                         -------            --------
                                         $    --            $(65,059)
                                         =======            ========


         The tax effects of temporary differences and carryforwards that give rise to deferred tax assets consist of the following:

                                        October 31,      October 31,
                                           1996              1995
                                           ----              ----

           Accounts receivable           $  1,150            $    558
           Property and equipment          11,650                 886
           Loss carryforwards             208,345              35,000
                                         --------            --------
                                          221,145              36,444
           Less:  valuation allowance    (221,145)            (20,086)
                                         ========            ========
                                         $   --              $ 16,358
                                         ========            ========

         A breakdown of current and non-current deferred tax assets as of October 31, 1995, consists of the following:

                                        October 31,
                                           1995
                                           ----
            Current                     $  4,387
            Non-current                   11,971
                                        --------
                                        $ 16,358
                                        ========

         As of October 31, 1996, the Company has the following net operating losses available for carryforwards to offset future Federal state taxable income:

               Expiration Date                Amount of Loss
                                          State             Federal
                                          -----             -------
                    1998              $    58,000         $     --
                    2000                  117,000               --
                    2001                1,012,000               --
                    2011                    --                755,510
                                      ===========         ===========
                                      $ 1,187,000         $   755,510
                                      ===========         ===========
7.       Notes Payable:

         Notes payable consist of the following:

                                                                          October 31,    October 31,
                                                                             1996            1995
                                                                             ----            ----
          8.75% note payable to Primus Automotive, with monthly
          installments of $299, including principal and interest,
          due June, 1998; secured by a vehicle.                           $    5,796        $ 8,744

          10.5% note payable to First Interstate Bank, with monthly
          installments of $309, including principal and interest, due
          January, 1999; secured by a vehicle.                                 7,400            --
                                                                          ----------        -------
                                                                              13,196          8,744
          Less:  current portion                                              (6,538)        (3,197)
                                                                          ==========        =======
                                                                          $   (6,658)       $ 5,547
                                                                          ==========        =======

         The maturities of long-term notes payable are as follows:

                        Year Ended
                        October 31        Amount
                        ----------        ------
                           1997          $  6,538
                           1998             5,747
                                              911
                                          -------
                                         $ 13,196
                                         ========

8.       Capital Lease Obligation:

         The Company is the lessee of office equipment with an aggregate cost of $118,848, under a capital lease agreement which expires in November, 2000. Minimum future lease payments due under the capital lease agreement for the next five (5) years, are as follows:

                                                 Year Ended
                                                October 31,        Amount

                                                    1997       $ 37,119
                                                    1998         36,191
                                                    1999         29,860
                                                    2000          3,667
                                                    2001            286
                                                               --------
         Net minimum lease payments                             107,123

         Less:  amount representing interest                    (15,655)
                                                               --------
         Present value of net minimum lease payments             91,468

         Less:  current portion                                 (28,638)
                                                               --------
         Long-term maturities of capital lease obligation      $ 62,830
                                                               ========

         The interest rate is imputed based on the lessor's implicit rate of return at the inception of the lease.

9.       Revolving Line of Credit:

         Capital Title Group, Inc. had an unsecured revolving line of credit with Bank One of Arizona for a maximum amount of $50,000. Interest was at prime plus two and one-half percent (2.5%). At October 31, 1995, the rate was 11%. Minimum payment due monthly was 4% of the debt balance. All unpaid principal and interest was due December 1, 1995. The credit line was paid in full and has not been renewed.

10.      Operating Lease Commitments:

         The Company leases offices at twelve (12) locations. The remaining lease periods range from twenty-seven (27) months to sixty (60) months with renewal options up to ten (10) years.

         The future minimum lease commitments are as follows:

                          Year Ended
                          October 31,             Amount
                          -----------              ------
                             1997               $   476,922
                             1998                   467,241
                             1999                   391,822
                             2000                   146,734
                             2001                    59,686
                                                -----------
                      Total lease commitments   $ 1,542,405
                                                ===========
11.      Related Party Transactions:

         As of October 31, 1996, Capital Title Group, Inc. granted options at $1 per share to related parties under its 1996 Stock Option Plan (See
         Note 16).

         As of October 31, 1996, Capital Title Group, Inc. granted options at $1 per share to a related party under its Non-Employee Director Stock Option Plan (See Note 16).

         The Company receives management and consulting services from a related business. Charges for these services were $48,000 for the years ended October 31, 1996 and 1995.

         The Company has a lease with a related corporation for computer equipment. This is included with the capital leases disclosed in Note
         7. The balance of this lease as of October 31, 1996 and 1995 was $0 and $1,582, respectively.

         In April, 1996, a corporate officer purchased 165,000 shares for $100,000.

         During fiscal 1996 and 1995, Capital Title Agency paid $43,319 and $86,546, respectively, to Dale A. Head for legal services rendered to Capital Title Agency. Dale A. Head is Donald R. Head's brother. In September, 1996, the Company granted an option to Dale A. Head to acquire 20,000 shares of Common Stock of the Company at an exercise price of $1.00 per share.

         Notes Payable to Related Parties:

         As of October 31, 1996 and 1995, notes payable to related parties consist of the following:

                                                                            October 31,     October 31,
                                                                               1996             1995
                                                                               ----             ----
          10% note payable to a related corporation, in monthly
          installments of $3,187, including principal and
          interest over 60 months; unsecured.                                 $ 131,974         $   --

          8.5% note payable to a related party, due October 11, 1997;
          unsecured.                                                              8,000           8,000

          8.5% note payable to a related party, due on demand;
          unsecured.  This note was paid in November, 1996.                      75,000              --

          8.5% note payable to a related party, due October 11, 1997;
          unsecured.                                                               --              8,000
                                                                             ----------         --------
                                                                                214,974           16,000

          Less:  current portion                                               (109,228)         (16,000)
                                                                              ---------         --------
                                                                              $ 105,746         $   --
                                                                              =========         ========

         The maturities of long-term notes payable to related parties, are as follows:

                          Year Ended
                         October 31,              Amount
                         -----------               ------
                             1997              $ 109,228
                             1998                 28,974
                             1999                 32,008
                             2000                 35,360
                             2001                  9,404
                                               $ 214,974
                                               =========

12.      Contingencies:

         The Company is a defendant in various lawsuits and claims, which it is vigorously defending. It is management's contention that such matters arise out of the normal course of business, primarily related to title disputes. While the results of litigation cannot be predicted with certainty, management believes, based on the advice of legal counsel, that the final outcome of such litigations will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

13.      Cash Flow Information:

         Cash paid (refunded) for interest and income taxes for the fiscal years ended October 31, 1996 and 1995, is as follows:

                                           October 31,    October 31,
                                              1996           1995
                                              ----           ----

                   Interest                $ 17,835       $  6,034

                   Income taxes            $(36,326)      $   --

         The Company recognized investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments, as follows:

                  During the year ended October 31, 1996, the Company financed the purchase of property and equipment in the amount of $107,136 under capital lease and financing agreements.

                  In May, 1996, the Company issued 6,734,865 shares of common stock to purchase all the issued and outstanding shares of Capital Title Agency, Inc.

14.      Employee Benefit Plans:

         Profit Sharing Plan:

         The Company maintains a profit sharing plan under Section 401(K) of the Internal Revenue Code. Under this plan, substantially all full-time employees may elect to defer up to fifteen percent (15%) of their salary. The Company contributes $.25 for every $1 the employee contributes, up to a maximum of one percent (1%) of the employee's earnings. Vesting of matching contributions is based on certain service requirements. Employes are fully vested after six (6) years of service. Employer contributions for the years ended October 31, 1996 and 1995, were approximately $4,500 and $3,700, respectively.

         Cafeteria Plan:

         The Company maintains an Internal Revenue Code Section 125 Cafeteria Plan as a benefit to its employees. The plan provides for employee and dependent coverage to be paid from before tax compensation. As such, there is no effect on the financial statements.

15.      Private Placement Memorandum:

         The Company offered their common stock through a Private Placement Memorandum at $1 per share, with an intended maximum offering of 1,500,000 shares. A total of 1,275,000 shares were sold in the offering. The net proceeds received from the offering were $1,156,699.

16.      Stock Option Plans:

         1996 Stock Option Plan:

         On May 23, 1996, the Company adopted its 1996 Stock Option Plan. Under the Plan, the Company reserved an aggregate of 1,000,000 shares of common stock to be granted at the discretion of the Board of Directors. Options granted under the Plan are not transferrable and expire five
         (5) years after the date of grant. The per share exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of grant.

         As of December, 1996, the Board of Directors has authorized the grant, under the 1996 Stock Option Plan, options to purchase 937,600 shares of common stock, with the exercise prices of all such options being $1 per share. Of such options, 275,000 were granted to related parties. As of October 31, 1996, none of the options have been exercised.

         Non-Employee Directors Stock Option Plan:

         On May 23, 1996, Capital Title Group, Inc. adopted a Non-Employee Directors Stock Option Plan. Under the Plan, the Company reserved an aggregate of 100,000 shares of common stock to be granted.

         Each non-employee director who joins the Board of Directors will receive an option to acquire 15,000 shares of the Company's common stock. In addition to the foregoing option grants, each year every non-employee director automatically receives an option to acquire 10,000 shares of the Company's common stock on the third business day following the date the Company publicly announces its annual financial results; provided that such director has attended at least 75% of the meetings of the Board of Directors and of the Board of Committees of which such non-employee director is a member in the preceding fiscal year. The exercise price of all options granted under the Directors Plan is the fair market value of the Company's common stock on the date of grant.

         As of December 10, 1996, 75,000 options have been granted under the Non-Employee Directors Stock Option Plan at an exercise price of $1 per share. None of these options have been exercised as of October 31, 1996.

17.      Subsequent Events:

         On November 15, 1996, the Company entered into an installment loan agreement with Imperial Bank for $350,000. Security for the loan consists of all the Company's personal property. Payments of $11,000 a month begin on December 15, 1996 and continue until November 15, 1999.

         On December 10, 1996, the Company's Board of Directors authorized an additional private placement of 500,000 shares at $1 per share. As of January 15, 1997, the Company has sold an additional 330,000 shares of common stock for approximately $314,000, net of offering costs.

18.      Continuing Operations:

         As of October 31, 1996 the Company had an accumulated deficit from operations and a deficit in working capital. In addition, management of the Company anticipates that the Company will incur additional short-term operating losses during it's expansion phase. To fund the operations of the Company it is management's intention to sell an additional 500,000 shares of common stock at $1 per share through a private placing offering. Additional funding was also obtained through a $350,000 installment loan agreement (see Note 17). As of January 20, 1997 the Company has raised $330,000 of the proposed $500,000 offering. Management estimates that the Company will begin realizing a profit from operations during the first quarter of calendar year 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company, which, until the Acquisition Transaction on May 23, 1996, had no substantial business operations, has nevertheless been audited in each of the last two fiscal years. For the fiscal year ended 1994, the Company's financial statements were audited by Duane V. Midgley ("Midgley"). In 1995, with the approval of the Company's Board of Directors, the Company engaged Schvaneveldt & Company ("Schvaneveldt") as its independent auditors for the fiscal year ended December 31, 1995 to replace Midgley.

         The reports of Midgley on the Company's financial statements for the fiscal year ended December 31, 1994 contained an adverse opinion in that they expressed substantial doubt about the Company's ability to continue as a going concern.

         In connection with the audit of the Company's financial statements for the year ended December 31, 1994, there were no disagreements with Midgley on any matters of accounting principle or practices, financial statement disclosure, or auditing scope and procedures, which if not resolved to the satisfaction of Midgley, would have caused Midgley to make reference to the matter in his report.

         The Company authorized Midgley to respond fully to any inquires from Schvaneveldt & Company.

         The Company requested Midgley to furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter, dated September 23, 1996, is incorporated by reference in this Form 10K-SB.

         The financial statements of Capital Title, the Company's operating subsidiary, for the fiscal years ending October 31, 1994 and 1995 were audited by John E. Jones, CPA ("Jones"). After completion of the Acquisition Transaction in 1996 and with the approval of the Company's Board of Directors, the Company engaged Semple & Cooper, CPA, PLC ("Semple") as its independent auditors for the fiscal year ended October 31, 1996 to replace Schvaneveldt and Jones.

         The report of Schvaneveldt on the Company's financial statements for the fiscal year ended December 31, 1995 and the reports of Jones on Capital Title's financial statements for the fiscal years ended October 31, 1994 and 1995 did not contain an adverse opinion, or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with the audit of the Company's financial statements for the year ended December 31, 1995 and in connection with the audits of Capital Title's financial statements for the fiscal years ended October 31, 1994 and 1995, there were no disagreements with Schvaneveldt or Jones on any matters of accounting principle or practices, financial statement disclosure, or auditing scope and procedures, which if not resolved to the satisfaction of Schvaneveldt or Jones, would have caused either of them to make reference to the matter in their respective reports.

         The Company and Capital Title have authorized Schvaneveldt and Jones to respond fully to any inquires from Semple.

         The Company and Capital Title have requested Schvaneveldt and Jones to furnish them with letters addressed to the Securities and Exchange Commission stating whether they agree with the above statements. Copies of those letters, each of which is dated September 23, 1996, are incorporated by reference in to this Form 10-KSB.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following table sets forth the names, ages and positions of directors and executive officers of the Company as of January 15, 1997. A summary of the background and experience of each of these individuals is set forth after the table.

         The directors and executive officers of the Company are:

Name                     Age                      Position
----                     ---                      --------
Donald R. Head           58      Chairman of the Board; Chief Executive Officer

Andrew A. Johns          59      President; Director

James Clifford           36      Vice President

James P. Stamas          36      Vice President

Nick Velimirovich        46      Vice President

Michael J. Benjamin      35      Vice President, Controller

Deborah Campbell         39      Treasurer

Kimberly Sue DeJong      28      Secretary

Jeffrey P. Anderson      46      Director

James R. Evans           50      Director

Theo F. Lamb             54      Director

Robert B. Liverant       67      Director

Stephen A. McConnell     43      Director


         Directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Officers are chosen by and serve at the discretion of the Board of Directors.

         DONALD R. HEAD is co-founder of Capital Title and has served as Chairman of the Board since its inception. Mr. Head is also the Chairman of the Board and Chief Executive Officer of Capital Title Group. Mr. Head has engaged in a number of entrepreneurial activities within the real estate industry. He was a co-founder of the Prescott Mining Company Restaurant and developed the Prescott Air Park, a 35,000 square foot industrial and office park, the Plaza West Commerce Centre, a five acre office park, and a 112 unit townhouse complex, all in Prescott, Arizona. Since 1988, Mr. Head has lived in Scottsdale, Arizona where he has continued his real estate development. He co-founded Centurian Development and Investments, Inc., which is a custom designer and builder of residential homes for some of the most prestigious residential communities in the exclusive North Scottsdale area. Mr. Head is also a partner in America West Capital One LC, which acquired 677 acres of land currently under development as a residential community in Verde Valley in Yavapai County, Arizona. Mr. Head has served as a board member on both U.S. and Canadian public companies. He is a graduate of Arizona State University with a BA in Business and holds a law degree from the University of Arizona.

         ANDREW A. JOHNS joined Capital Title in April 1996 as Vice President in charge of Special Projects and shortly thereafter was named President. Mr. Johns has also been a Director of Capital Title since March 1996 and a Director of the Company since the Acquisition Transaction in May 1996. Mr. Johns is also the President of the Company. Mr. Johns has more than 28 years of experience in the title insurance industry. Prior to joining the Company, Mr. Johns served in a senior management position with United Title Company for 12 years, expanding its operational presence from Orange County, California to encompass the entire Southern California market. United Title purchased TRW Title, Inc. changing its name to Nations Title, Inc. When Nations Title, Inc. expanded into Arizona in 1994 through Nations Title of Arizona, Mr. Johns was selected to establish and implement its operations. Nations Title of Arizona was merged into Network Escrow Title Agency, which later changed its name to Nations Title Insurance of Arizona, Inc., and operated under Mr. Johns as Executive Vice President. In January 1996, Nations Title Insurance of Arizona, Inc., and its operating entities were acquired by Fidelity National Title Company, one of the top ten title companies in the nation, for in excess of $30 million. Prior to United Title Company, Mr. Johns was employed by Stewart Title of California for nine years holding several executive positions including President. He was directly responsible for developing fourteen profitable branches for Stewart Title. He began his career with First American Title Insurance Company in California. Mr. Johns is a graduate of Compton College.

         JIM CLIFFORD joined Capital Title in July 1996 as a Vice President and was named Vice President of the Company in June 1996. Mr. Clifford also serves as the President of Capital Title's Maricopa County operations. Prior to joining the Company, Mr. Clifford was employed by United Title Agency, Inc. for more than 17 years, where he most recently served as the Chief Operating Officer.

         JAMES P. STAMAS joined the Company in July 1996 as Vice President and also serves as the Executive Vice President-Legal of Capital Title. Prior to joining Capital Title Agency, Mr. Stamas was Senior Vice President/General Counsel for United Title Agency of Arizona, Inc. Mr. Stamas has over nine years of experience in the industry. He is also an active member of the Land Title Association of Arizona, its Legislative Committee and California Trustee's Association.

         NICK VELIMIROVICH joined Capital Title in July 1996 as a Vice President and was named Vice President of the Company in June 1996. Mr. Velimirovich also serves as the Chief Executive Officer of Capital Title's Maricopa County, Arizona operations. Prior to joining the Company, Mr. Velimirovich was employed by United Title Agency, Inc. for more than 23 years, where he most recently served as the Arizona District Manager.

         MICHAEL J. BENJAMIN joined the Company in November, 1996 as a Vice President and serves as the Corporate Controller responsible for all financial functions for Capital Title's operations. Prior to joining the Company, Mr. Benjamin was employed by Semple & Cooper, PLC as an Audit Manager. He is a graduate of Florida Atlantic University with a BA in Accounting and is a Certified Public Accountant.

         DEBORAH L. CAMPBELL is a Vice President of Capital Title. In such capacity, she is responsible for all administrative functions for Capital Title's operations. Ms. Campbell has been employed by Capital Title for more than 13 years and has held various positions, including serving as a trust officer and overseeing all compliance regulations. Ms. Campbell is also the Company's Treasurer. Ms. Campbell is an active member of the Arizona Trustee Association and Land Title Association of Arizona.

         KIMBERLY SUE DEJONG is the Secretary of the Company and is responsible for the accounting services, including escrow services accounting, of Capital Title. Ms. DeJong has been with Capital Title since 1992. Prior to joining the Company in 1992, Ms. DeJong was employed by Lifeline Ambulance.

         JEFFREY P. ANDERSON has been a Director of Capital Title Group since September 1996. From 1992 until 1996, Mr. Anderson was Executive Vice President, Southwest Region, for First Interstate Bank in Phoenix, Arizona. He also served concurrently as Chairman of the Board of First Interstate Bank of Colorado. From 1986 until 1992, Mr. Anderson was employed by Security Pacific Corporation serving at various periods as Senior Vice President or Managing Director in the Energy/Utilities Group, Corporate Finance and Banking Department and Special Industries Department. Mr. Anderson holds a BS degree in Finance and Management from the University of Southern California and an MBA from California State University, Long Beach.

         JAMES R. EVANS has been a Director of Capital Title Group since September 1996. Since 1980, Mr. Evans has been the Chairman and President of Sunrise Preschools, Inc. Sunrise Preschools is a public company that operates and provides management contracts for child care centers offering comprehensive child care services primarily for children ages six weeks to twelve years. From 1960 to 1980, Mr. Evans was an executive with Smitty's, a major grocery and general merchandise retailer in Phoenix, Arizona. While employed by Smitty's, Mr. Evans was responsible for opening a number of new facilities and participated in the sale of the corporation in 1981.

         THEO F. LAMB is co-founder of Capital Title and has served as a Director since its inception. Mr. Lamb has been a Director of the Company since the Acquisition Transaction in May 1996. He is the owner of Lamb Chevrolet, Inc. in Prescott, Arizona, a retail car dealership for Cadillac, Oldsmobile, Chevrolet, Subaru and Nissan automobiles. He has served as a member of the Chevrolet and Subaru National Dealer Counsels and was elected to the Regional Dealer Counsels for Oldsmobile and Cadillac. He was the managing partner in several successful land and commercial property developments in the Prescott area. Mr. Lamb is a graduate of Southern Methodist University holding a BS degree in Business.

         ROBERT B. LIVERANT is a retired Chartered Accountant who was a Senior Partner in the Firm of Liverant Yip and Co. in British Columbia for 20 years, specializing in audits of public companies. Mr. Liverant was also a partner in the firm of Smythe Ratcliffe and Associates and a member of the firm of Pannell Kerr Forester, an international accounting firm. Mr. Liverant has several real estate investments including significant holdings in Saturna Beach Estates LTD, an 80-acre recreation and vineyard development in British Columbia, for which he also serves as a director. He has served as a director of more than 15 Canadian public companies. Mr. Liverant holds a BA degree with an economics major from the University of British Columbia. He now resides in Cave Creek, Arizona.

         STEPHEN A. MCCONNELL has been a Director of Capital Title Group since September 1996. He is the President of Solano Ventures, a firm involved in private capital investments. He has served since 1991 as Chairman of the Board and majority shareholder in Mallco Lumber & Building Materials, Inc., a wholesale distributor of construction lumber and doors. From 1991 to 1995, Mr.
McConnell was President of Belt Perry Associates, Inc., a property tax appeal firm. He was President and Chief Executive Officer of N-W Group, Inc., a publicly held corporation, from 1985 through 1991. Mr. McConnell presently serves on the board of a number of public companies.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by Exchange Act regulations to furnish the Company with copies of all Section 16(a) forms they file.

         The Company filed a Form 10-SB with the Securities Exchange Commission on September 24, 1996, which became effective under the Securities Exchange Act of 1934 on November 25, 1996. The Company's officers, directors and persons who beneficially own 10% or more of the Company's common stock were required to file Form 3's with the Securities and Exchange Commission on or before the effective date of the Form 10-SB. Such persons failed to timely file their respective Form 3's.

ITEM 10. EXECUTIVE COMPENSATION

         The following table summarizes all compensation paid to the Company's Executive Officers (the "Named Executive Officer"), for services rendered in all capacities to Capital Title during the fiscal years ended October 31, 1996, 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                Long Term Compensation
                                                          -------------------------------
                                  Annual Compensation            Awards            Payouts
                           ------------------------------ ----------------------   -------
                                                          Restricted   Securities
     Name and      Fiscal                    Other Annual    Stock     Underlying    LTIP   All Other
Principal Position  Year   Salary    Bonus   Compensation  Award(s)    Option(s)   Payouts Compensation
------------------  ----   ------    -----   ------------  --------    ---------   ------- ------------
Donald R. Head      1996  $64,000     $0         $-0-        $-0-          0         $-0-      $-0-
Chairman of the
Board and Chief     1995  $48,000     $0         $-0-        $-0-          0         $-0-      $-0-
Executive Officer
                    1994  $38,000     $0         $-0-        $-0-          0         $-0-      $-0-

COMPENSATION OF DIRECTORS

         Directors who are not employees of the Company are entitled to receive $12,000 annually as a retainer, $1,000 per meeting attended (with a minimum of four meetings annually), $250 for each telephonic meeting, plus reimbursement of reasonable expenses. Directors who are employees of the Company do not receive compensation for such services. Directors who are not employees of the Company also participate in the Company's Non-Employee Directors Stock Option Plan.

EMPLOYMENT CONTRACTS

         DONALD R. HEAD:

         On June 1, 1996, Donald R. Head entered into an Employment Agreement with the Company, which provides for his services as Chairman of the Board and Chief Executive Officer (the "Head Agreement"). The initial term of the Head Agreement expires on May 31, 2001. The Head Agreement is subject to automatic renewal for additional ten-year terms on the initial expiration date and on each renewal date thereafter unless notice of termination is provided to Mr. Head sixty days prior to the expiration date or if Mr. Head provides written notice of resignation to the Board sixty days prior to the expiration date. The Head Agreement may be terminated by the Company for cause including upon (i) conviction of a willful or intentional crime, (ii) absence from work for more than 180 consecutive days and (iii) the material failure by Mr. Head to perform his duties.

         The Head Agreement provides for an initial salary of $96,000 for the first year and an annual salary of $150,000 for the second and each succeeding year, plus an annual bonus equal to 6% of the Company's pretax net profits on all Company operations, calculated according to generally accepted accounting principles applicable to title insurance agencies consistently applied. Such bonus shall be prorated in the first year of employment for the period remaining in the Company's fiscal year if less than twelve months. Such bonus shall be determined and paid within three months following the end of each fiscal year.

Beginning with the second year of employment, estimated compensation can be paid with appropriate adjustments spread over twelve months in the event of any under or over estimated payments. In addition, the Head Agreement provides for a car allowance of $800 per month.

         The Head Agreement provides that if Mr. Head resigns or if the Head Agreement is terminated by the Company for any reason during a sixty-month period following a Change-in-Control (as defined in the Head Agreement) of the Company, the Company shall continue to pay to Mr. Head all compensation which he is entitled to under the Head Agreement for its remaining term.

         ANDREW A. JOHNS:

         On June 1, 1996, Andrew A. Johns entered into an Employment Agreement with the Company, which provides for his services as President (the "Johns Agreement"). The initial term of the Johns Agreement expires on May 31, 2001. The Johns Agreement is subject to automatic renewal for additional ten-year terms on the initial expiration date and on each renewal date thereafter unless notice of termination is provided to Mr. Johns sixty days prior to the expiration date. The Johns Agreement may be terminated by the Company for cause including upon (i) conviction of a willful or intentional crime, (ii) absence from work for more than 180 consecutive days and (iii) the material failure by Mr. Johns to perform his duties.

         The Johns Agreement provides for an initial salary of $72,000 for the first year and an annual salary of $114,000 for the second and each succeeding year, plus an annual bonus equal to 4% of the Company's pretax net profits on all Company operations, calculated according to generally accepted accounting principles applicable to title insurance agencies consistently applied. Such bonus shall be prorated in the first year of employment for the period remaining in the Company's fiscal year if less than twelve months. Such bonus shall be determined and paid within three months following the end of each fiscal year. Beginning with the second year of employment, estimated compensation can be paid with appropriate adjustments spread over twelve months in the event of any under or over estimated payments. In addition, the Johns Agreement provides for a car allowance of $800 per month.

         The Johns Agreement provides that if Mr. Johns resigns or if the Johns Agreement is terminated by the Company for any reason during a sixty-month period following a Change-in-Control (as defined in the Agreement) of the Company, the Company shall continue to pay to Mr. Johns all compensation which he is entitled to under the Johns Agreement for its remaining term.

         JAMES A. CLIFFORD:

         On May 17, 1996, James A. Clifford entered into an Employment Agreement (the "Clifford Agreement") with the Company. The Clifford Agreement was based on certain conditions which were met on July 1, 1996, the effective date of the Clifford Agreement, which provides for his services as President of Capital Title Agency's Maricopa County operations. The term of the Clifford Agreement is for a period of three (3) years. Compensation under the Clifford Agreement is $120,000 per year plus additional compensation equal to five percent (5%) of the Company's pre-tax net profit on operations in Maricopa County.

         JAMES P. STAMAS:

         On July 22, 1996, James P. Stamas entered into an Employment Agreement (the "Stamas Agreement") with the Company, which provides for his services as Executive Vice President/General Counsel for general business operations for Maricopa County. The term of the Stamas Agreement is for a period of three (3) years. Compensation under the Stamas Agreement is $75,000 per year.

         NICK VELIMIROVICH:

         On May 17, 1996, Nick Velimirovich entered into an Employment Agreement (the "Velimirovich Agreement") with the Company. The Velimirovich Agreement was based on certain conditions which were met on July 1, 1996, the effective date of the Velimirovich Agreement, which provides for his services as Chief Executive Officer of Capital Title Agency's Maricopa County operations. The term of the Velimirovich Agreement is for a period of three (3) years. Compensation under the Velimirovich Agreement is $120,000 per year plus additional compensation equal to five percent (5%) of the Company's pre-tax net profit on operations in Maricopa County.

STOCK OPTION PLANS

         1996 STOCK OPTION PLAN

         The Company's 1996 Stock Option Plan (the "1996 Plan") authorizes the Board to grant options to employees of the Company to purchase up to an aggregate of 1,000,000 shares of Common Stock. Officers and other employees of the Company who, in the opinion of the Board of Directors, are responsible for the continued growth and development and the financial success of the Company are eligible to be granted options under the 1996 Plan. Options may be non-qualified options, incentive stock options, or any combination of the foregoing. In general, options granted under the 1996 Plan are not transferable and expire five years after the date of grant. The per share exercise price of an incentive stock option granted under the 1996 Plan may not be less than the fair market value of the Common Stock on the date of grant. Incentive stock options granted to persons who have voting control over 10% or more of the Company's capital stock are granted at 110% of the fair market value of the underlying shares on the date of grant. No option may be granted after December 31, 2006.

         The 1996 Plan provides the Board of Directors with the discretion to determine when options granted thereunder will become exercisable. Unless otherwise provided, 50% of the options granted may be exercised after two years from the date of grant and the remaining 50% of the options may be exercised after three years from the date of grant at any time prior to expiration, so long as the optionee remains employed by the Company. No option granted under the 1996 Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by the optionee.

         As of December 31, 1996, the Board has authorized the grant under the 1996 Plan of options to purchase 937,600 shares of Common Stock, with the exercise prices of all such options being $1.00 per share. Of such options, 60,000 were granted to Mr. Head, 40,000 were granted to Mr. Johns and an aggregate of 470,000 were granted to the other executive officers of the Company.

         NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

         The Company also has a Non-Employee Directors Stock Option Plan (the "Directors Plan"), under which only non-employee directors are eligible to receive options. Options to purchase up to 100,000 shares are authorized for issuance under the Directors Plan. As of December 31, 1996, 75,000 options have been granted under the Directors Plan at an exercise price of $1.00 per share. All options granted under the Directors Plan will be subject to the same vesting schedule applicable to options granted under the 1996 Plan. All options granted or to be granted under the Directors Plan are non-qualified stock options.

         Each non-employee director who joins the Board of Directors will receive an option to acquire 15,000 shares of the Company's Common Stock. In addition to the foregoing option grants, each year, every non-employee director automatically receives an option to acquire 10,000 shares of the Company's Common Stock on the third business day following the date the Company publicly announces its annual financial results; provided that such director has attended at least 75% of the meetings of the Board of Directors and of the Board Committees of which such non-employee director is a member in the preceding fiscal year. The exercise price of all options granted under the Directors Plan is the fair market value of the Company's Common Stock on the date of grant.

         No option granted under the Directors Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by the optionee.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the beneficial ownership of shares of Common Stock of the Company as of December 31, 1996 by each director and executive officer, by all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

                                                         Number of Shares        Percent of
Name and Address                                        Beneficially Held(1)      Ownership
----------------                                        --------------------      ---------
Donald R. Head(2)                                             2,827,345(3)           24.7%

Andrew A. Johns                                                 963,502               9.3%

Theo F. Lamb(4)                                               2,225,205              21.6%

Robert B. Liverant                                              100,000               1.0%

Stephen A. McConnell                                             50,000                .5%

James R. Evans                                                   25,000                .2%

Dorothy Eichbaum, Trustee of The William and Dorothy Orth       603,791               5.9%
Eichbaum Trust Dated November 19, 1986

John M. Redfield, Jr. And Linda N. Redfield, as Trustees        600,490               5.9%
under a Revocable Declaration of Trust dated October 29, 1982

Mark A. Scharmann                                               606,833               5.9%

Irwin Jacobson                                                  520,833               5.0%

Miller Capital Corporation(5)                                   590,000               5.7%

All directors and executive officers as a group (12           6,191,052              60.0%
persons)

----------
(1) Does not include options to purchase shares of the Company's Common Stock, none of which are currently vested. See "Executive Compensation."

(2)   Shares beneficially held in The Head Revocable Trust Dated April 1, 1975.

(3) Includes 301,895 and 300,245 shares of Common Stock which Mr. Head has options to purchase from The William and Dorothy Eichbaum Trust dated November 19, 1986 and from John N. Redfield, Jr. and Linda N. Redfield, respectively, anytime during the period ending May 23, 1999 for $.52 per share.

(4)   Shares beneficially held in The Lamb Trust Dated October 11, 1983.

(5) Capital Title has entered into a financial advisory agreement with Miller Capital Corporation dba The Miller Group ("TMG") pursuant to which TMG provides certain financial advisory, valuation business planning, consulting and other services. Under the financial advisory agreement, TMG purchased 590,000 shares of the Company's Common Stock for a total of $100 upon completion of the Acquisition Transaction. In connection with a private placement by the Company of a maximum of 1,500,000 shares at a price of $1.00 per share (the "Private Placement"), TMG is entitled to receive an amount equal to 7% of the gross proceeds of the Private Placement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 1996, Capital Title assumed a 10% note from PWCC, Inc. to Bank One Arizona, NA in the amount of $150,000. At October 31, 1996, the balance of the note was $131,974. The terms of the note require Capital Title to make sixty equal monthly installment payments to Bank One Arizona, NA in the amount of $3,187.05. In consideration of such assumption, PWCC contributed $150,000 to Capital Title. PWCC, Inc. is a corporation wholly owned equally by Mr. Head and Mr. Lamb.

         During fiscal 1996 and 1995, Capital Title Agency paid $43,319 and $86,546, respectively, to Dale A. Head for legal services rendered to Capital Title Agency. Dale A. Head is Donald R. Head's brother. In September, 1996, the Company granted an option to Dale A. Head to acquire 20,000 shares of Common Stock of the Company at an exercise price of $1.00 per share.

         Theo F. Lamb has advanced the Company $8,000 for operating purposes pursuant to a Note Agreement. The eight and a half percent (8.5%) note is due October 31, 1997 and is unsecured.

         Donald R. Head has advanced the Company $8,000 for operating purposes pursuant to a Note Agreement. The eight and a half percent (8.5%) note is due October 31, 1997 and is unsecured.

         The Company receives management and consulting services from Head Management Group, a Company owned by Donald R. Head. Charges for these services were $48,000 and $48,000 for the years ended October 31, 1996 and 1995.

         The Company has a lease with PWCC, Inc. for computer equipment. The balance owed under this lease as of October 31, 1996 and 1995 was $0 and $1,582, respectively. During fiscal 1995, the Company paid $38,244 in lease payments relating to the computer equipment.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-16

(a) Index to Exhibits

                                                                       Method of
Exhibit No.      Description                                            Filing
-----------      -----------                                            ------
2          Share Exchange Agreement between Capital Title Agency, Inc.     **
           and Norvex, Inc. dated May 23, 1996

   3.1     Certificate of Incorporation                                    **

   3.2     Amended and Restated Bylaws                                     **

  10.1     Underwriting Agreement between Capital Title Agency, Inc.       **
           and Old Republic National Title Insurance Company
           dated March 1, 1996

  10.2     Underwriting Agreement between Capital Title Agency, Inc.       **
           and First American Title Insurance Company dated August 16, 1996

  10.3     Image Service Agreement between Capital Title Agency, Inc.      **
           and Security Union Title Insurance Company dated June 5, 1996

  10.4     Title Plant Service Agreement between Capital Title             **
           Agency, Inc. and Diversified Information Services
           Corporation dated March 1, 1996

  10.5     Office Lease between Capital Title Agency, Inc. and             **
           4808 Corporation dated June 7, 1996

  10.6     Promissory Note between PWCC, Inc. and BankOne Arizona, NA      **
           dated January 5, 1996

  10.7     Assumption Agreement between Capital Title Agency, Inc. and     **
           PWCC, Inc. dated January 5, 1996

  10.8     Employment Agreement between Capital Title Group, Inc. and      **
           Donald R. Head dated June 1, 1996

  10.9     Employment Agreement between Capital Title Group, Inc. and      **
           Andrew A. Johns dated June 1, 1996

 10.10     Employment Agreement between Capital Title Agency, Inc. and     **
           James A. Clifford dated May 17, 1996

 10.11     Employment Agreement between Capital Title Agency, Inc. and     **
           James P. Stamas dated July 22, 1996

 10.12     Employment Agreement between Capital Title Agency, Inc.         **
           and Nick Velimirovich dated May 17, 1996

 10.13 Financial Advisor Agreement between Capital Title Agency, Inc. *** and Miller Capital Corporation dated May 23, 1996

   11      Statement re: Computation of Per Share Earnings                 *

  16.1     Letter from Duane V. Midgley dated September 23, 1996           **

  16.2     Letter from Schvaneveldt & Company dated September 23, 1996     **

  16.3     Letter from John E. Jones dated September 23, 1996              **

   21      Subsidiaries                                                    **

   24      Consent of Semple & Cooper PLC                                  *

   27      Financial Data Schedule                                         *

----------
*    Filed herewith

** Incorporated by reference to Form 10-SB filed with the Securities and Exchange Commission on September 20, 1996.

*** Incorporated by reference to Amendment No. I to Form 10-SB filed with the Securities and Exchange Commission on January 9, 1997.

(b)  Reports on Form 8-K

         On December 12, 1996, the Registrant filed a Form 8-K reporting its decision to change the Company's year end from October 31 to December 31.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CAPITAL TITLE GROUP, INC.

                                                 By  /s/ Donald R. Head
                                                   -------------------------
                                                     Donald R. Head
                                                     Chief Executive Officer
Date:  January 29, 1997


         In accordance with the requirements of the Securites Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

-----------------------------------------------------------------------------------------------------------------------
     Signatures                   Title                                                         Date
     ----------                   -----                                                         ----
Donald R. Head            Chairman of the Board
                                   and
                          Chief Executive Officer        /s/ Donald R. Head          January 29, 1997
                                                         ---------------------------

Andrew A. Johns             President, Director          /s/ Andrew A. Johns         January 29, 1997
                                                         ---------------------------
Michael J. Benjamin      Vice President, Controller
                          (Principal Financial and       /s/ Michael J. Benjamin     January 29, 1997
                             Accounting Officer)         ---------------------------


Jeffrey P. Anderson              Director                /s/ Jeffrey P. Anderson     January 29, 1997
                                                         ---------------------------
James R. Evans                   Director                /s/ James R. Evans          January 29, 1997
                                                         ---------------------------
Theo F. Lamb                     Director                /s/ Theo F. Lamb            January 29, 1997
                                                         ---------------------------
Robert B. Liverant               Director                /s/ Robert B. Liverant      January 29, 1997
                                                         ---------------------------
Stephen A. McConnell             Director                                            January   , 1997
                                                         ---------------------------