Form 10QSB
period 1996-12-31
CAPITAL TITLE GROUP INC
filed 1997-02-13
CIK 1017158

================================================================================

               Quarterly Report For Small Business Issuers Subject
                     to the 1934 Act Reporting Requirements

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

( ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(X) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from November 1, 1996 to December 31, 1996

                           Commission File No. 0-21417


                            CAPITAL TITLE GROUP, INC.
                            -------------------------
                 (Name of Small Business Issuer in its charter)


         Delaware                                         87-0399785
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


4808 N. 22nd Street, Phoenix, Arizona                        85016
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (602) 954-0022
                                              ------------------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes / / No /X/.

         Number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

         $.001 par value common stock 10,316,029 shares as of December 31, 1996.



================================================================================

                                   FORM 10-QSB

                                TRANSITION REPORT
      For the transition period from November 1, 1996 to December 31, 1996

                                TABLE OF CONTENTS
                                -----------------
Part I:   FINANCIAL INFORMATION                                     Page Number
                                                                    -----------
          Item 1.   Condensed Consolidated Financial Statements

                    A.   Consolidated Balance Sheets as of
                         December 31, 1996 and October 31, 1996           3

                    B.   Consolidated Statements of Operations
                         for the two month periods ended
                         December 31, 1996 and 1995                       4

                    C.   Consolidated Statements of Cash Flows
                         for the two month periods ended
                         December 31, 1996 and 1995                       5

                    D.   Notes to Consolidated Financial Statements       6

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 7 - 8

Part II:  OTHER INFORMATION

                    Items 1.- 5. of Part II have been omitted because they are not applicable with respect to the current reporting period.

          Item 6.   Exhibits and Reports on Form 8-K                      8

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CAPITAL TITLE GROUP, INC.
                            -------------------------
                                  (Registrant)
By:      /s/ Donald R. Head
         ------------------------------
         Donald R. Head
         Chairman of the Board,
         Chief Executive Officer
                                                          Date: February 7, 1997
By:      /s/ Michael J. Benjamin
         ------------------------------
         Michael J. Benjamin
         Vice President
         (Principal Finance and Accounting Officer)

PART 1:  FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                    December 31,        October 31,
                                                                       1996                1995
                                                                 -----------------   -----------------
ASSETS
Current Assets:
   Cash                                                          $       76,363      $       24,664
   Accounts receivable, net                                              18,709              24,723
   Income taxes receivable                                               25,796              16,358
   Prepaid expenses                                                      56,493              17,659
                                                                 -----------------   -----------------
                   Total Current Assets                                 177,361              83,404

Property and Equipment, net                                             953,403             914,632

Other Assets:
   Investment in title plant                                            175,000             175,000
   Deposits                                                              58,699              58,699
                                                                 -----------------   -----------------
                   Total Assets                                    $  1,364,463        $  1,231,735
                                                                 =================   =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable - current portion                                      106,080               6,538
   Notes payable to related parties - current portion                    34,667             109,228
   Obligation under capitalized leases - current portion                 33,179              28,638
   Accounts payable                                                     549,566             435,730
   Accrued expenses                                                      71,210              69,900
                                                                 -----------------   -----------------
                   Total Current Liabilities                            794,702             650,034

Long-Term Liabilities:
   Notes payable - long-term portion                                    238,894               6,658
   Notes payable to related party - long-term portion                   101,115             105,746
   Obligation under capitalized leases - long-term portion               64,641              62,830
                                                                 -----------------   -----------------
                   Total Long-Term Liabilities                          404,650             175,234
                                                                 -----------------   -----------------
Stockholders' Equity:
   Common stock, $.001 par value, 50,000,000 shares authorized,
   10,316,029 and 10,028,029 shares issued and outstanding,
   respectively                                                          10,316              10,286
   Paid-in capital                                                    1,757,346           1,727,376
   Accumulated deficit                                               (1,602,551)         (1,331,195)
                                                                 -----------------   -----------------
                   Total Stockholders' Equity                           165,111             406,467

                   Total Liabilities and Stockholders' Equity      $  1,364,463        $  1,231,735
                                                                 =================   =================

                                  See Notes to
                        Consolidated Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      For the two month period ended
                                                               December 31,
                                                               ------------
                                                       1996                     1995
                                                 ------------------     -----------------
 REVENUE:
      Title insurance premiums                     $      485,840         $     188,919
      Escrow fees                                         204,776                91,138
      Account servicing                                    49,710                49,046
      Other fees and revenue                                4,400                 2,298
      Interest income                                      24,790                17,594
                                                 ------------------     -----------------
                                                          769,516               348,995
                                                 ------------------     -----------------

 EXPENSES
      Personnel costs                                     585,501               211,349
      Other operating expenses                            426,910               170,098
      Escrow commissions                                   27,086                 1,551
      Interest expense                                     10,813                   767
                                                 ------------------     -----------------
                                                        1,050,310               383,765
                                                 ------------------     -----------------

      Loss before provision for income taxes             (280,794)              (34,770)

      Income tax benefit                                    9,438                     -
                                                 ==================     =================
      Net Loss                                     $     (271,356)       $      (34,770)
                                                 ==================     =================

      Loss per share
                                                   $          (.03)                 N/A
                                                 ==================     =================

      Weighted average shares outstanding              10,311,029                   N/A
                                                 ==================     =================



                                  See Notes to
                        Consolidated Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                               For the two months ended
                                                                     December 31,
                                                                     ------------
                                                                 1996                1995
                                                          ----------------    ---------------
 Cash flows from operating activities:
 Net income (loss)                                         $  (271,356)      $   (34,770)

 Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating
   activities:
         Depreciation                                           32,560             8,121

 Changes in Assets and Liabilities:
          Accounts receivable                                    6,014            (5,466)
          Income taxes receivable                               (9,438)                -
          Prepaid expenses                                     (38,834)           (7,956)
          Accounts payable                                     113,836           (44,675)
          Accrued expenses                                       1,309             2,567
          Income taxes payable                                       -            (4,736)
                                                          --------------     ------------
                                                               105,447           (52,145)
                                                          --------------     ------------
 Net Cash used by
    Operating Activities                                      (165,909)          (86,915)
                                                          --------------     ------------
     Cash flows from investing activities:

      Purchase of property and equipment                       (55,332)          (14,313)
                                                          --------------     ------------

      Net cash used by investing activities                    (55,332)          (14,313)
                                                          --------------     ------------
      Cash flows from financing activities:
          Proceeds from notes payable                          350,000                 -
          Proceeds from notes payable to related parties             -           150,000
          Proceeds from issuance of common stock, net           30,000                 -
          Repayment of notes payable                           (18,222)          (29,988)
          Repayment of notes to related party                  (79,192)                -
          Repayment of obligations under capital leases         (9,646)           (1,582)
                                                          --------------     ------------

     Net cash provided by financing activities                 272,940           118,430
                                                          --------------     ------------

     Net increase in cash and cash equivalents                  51,699            17,202

     Cash and cash equivalents at beginning of year             24,664            17,354
                                                          --------------     ------------

     Cash and cash equivalents at end of year             $     76,363       $    34,556
                                                          ==============     ============

                                  See Notes to
                        Consolidated Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - INTERIM FINANCIAL INFORMATION

         The unaudited consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the Consolidated Financial Statements included in the Form 10-KSB for the year ended October 31, 1996 filed with the Commission under the Securities Exchange Act of 1934. This report should be read in conjunction with the aforementioned Form 10-KSB. In the opinion of management, all adjustments consisting of normal recurring accruals, necessary for a fair presentation of this information have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

NOTE 2 - RELATED PARTY TRANSACTIONS

         The Company paid a note payable due to a Director of the company for $75,000 in November, 1996.

NOTE 3 - NOTES PAYABLE

         On November 15, 1996, the Company entered into an installment loan agreement with Imperial Bank for $350,000. Security for the loan consists of all the Company's personal property. Payments of $11,000 a month began on December 15, 1996 and will continue until November 15, 1999.

NOTE 4 - PRIVATE PLACEMENT OF COMMON STOCK

         On December 15, 1996, the Company's Board of Directors authorized an additional private placement of 555,000 shares at $1.00 per share. As of February 5, 1997, the Company has sold an additional 555,000 shares of common stock for approximately $538,000, net of offering costs.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The 1996 Form 10-KSB and the Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

Operating Revenues

         Operating revenues increased by $420,521 or 120.4% for the two month period ended December 31, 1996 compared to the same period ended December 31, 1995. The revenue increase is attributable to the expansion into Maricopa County Arizona, and increased market share in Yavapai County Arizona.

         The Company began operations in Maricopa County on August 1, 1996. The following table presents information regarding the approximate monthly revenue, escrows opened, and escrows closed from Maricopa operations:

                                              Escrows        Escrows
      For the Month Ended      Revenue        Opened         Closed
      -------------------      -------        ------         ------
      August 31, 1996          $54,000          244             20
      September 30, 1996        99,000          211             81
      October 31, 1996         108,000          333            111
      November 30, 1996        163,000          305            154
      December 31, 1996        215,000          335            186
      January 31, 1997        $230,000          386            224

         Revenues from Maricopa operations have been growing at a constant rate since Maricopa operations began in August, 1996. Management expects revenues will continue to grow as the percent of closures for open escrows in inventory increases, and escrow offices reach their full revenue potential.

         Revenues from Yavapai operations increased approximately $21,000 or 6% for the two month period ended December 31, 1996 compared to the same period ended December 31, 1995. The increase in revenue is due to an increase in the Company's market share which went from 20.16% in December, 1995 to 23.01% in December, 1996. The increase in market share occurred while the overall market in Yavapai declined in the two months ended December 31, 1996 compared to the same period in 1995. There were 1,468 closings in the entire Yavapai County market in December, 1995 compared to 1,043 in December, 1996. With the recruitment of three (3) escrow officers and the anticipated opening of two new offices, the Company expects to further increase its Yavapai market share in 1997.

Operating Revenues

         Expenses increased from $383,765 to $1,050,310 for the two month period ended December 31, 1995, and 1996, respectively. Expenses for Yavapai operations increased from $383,765 to $442,700. The increase in Yavapai County is due to increased personnel costs, an increase of approximately $52,000 from the comparitive period. The remaining increase is due to the Company expanding into Maricopa County, Arizona, the expenses from that operation, and moving the Corporate Headquarters to Phoenix, Arizona.

Liquidity and Capital Resources

         As the Company expanded into Maricopa County, Arizona, the Company's liquidity requirements have also increased as a result of working capital needs. The Company generated $272,940 in cash from financing activities in the two month period ended December 31, 1996 compared to $118,430 in the same period of 1995. The cash generated was used to pay for operations and purchase equipment. During February, 1996, the Company sold an additional 525,000 shares of common stock for net proceeds of approximately $508,000.

         The short and long term liquidity requirements of the Company and its subsidiary are monitored regularly. Management believes the Company can meet both its short and long-term capital needs as of December 31, 1996.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K

         On December 12, 1996, the Registrant filed a Form 8-K reporting its decision to change the Company's year end from October 31 to December 31.