Form 10KSB/A
period 1996-10-31
CAPITAL TITLE GROUP INC
filed 1997-03-07
CIK 1017158

Annual Report For Small Business Issuers Subject
                     to the 1934 Act Reporting Requirements

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Year Ended October 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           Commission File No. 0-21417


                            CAPITAL TITLE GROUP, INC.
                            -------------------------
                 (Name of Small Business Issuer in its charter)

         Delaware                                        87-0399785
         --------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


4808 N. 22nd Street, Phoenix, Arizona                      85016
-------------------------------------                      -----
(Address of principal executive offices)                 (Zip Code)


                    Issuer's telephone number: (602) 954-0022
                                              -----------------

             Securities registered under Section 12(b) of the Act:
                                      NONE


             Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)


The undersigned registrant hereby amends Part I-Item 1, Part II-Items 6 and 8, and Part III-Items 9, 10, 11 and 12, of its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1996, in their entirety to read as follows:

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

         On May 23, 1996, the Board of Directors of Capital Title Group, (formerly Norvex, Inc.), and the Board of Directors of Capital Title, approved a Share Exchange Agreement. Per the agreement, Capital Title Group issued 5.781 shares of Capital Title's, $.001 par value, common stock in exchange for each share held by Capital Title's shareholders. Immediately prior to the Acquisition Transaction, Capital Title Group had 1,686,164 shares issued and outstanding and approximately 75 shareholders. Irwin Jacobson and Mark Scharmann each held 5% or more of Capital Title Group's outstanding stock. In the Acquisition Transaction, Capital Title Group issued 6,734,865 shares to the existing shareholders of Capital Title. See Item 11. "Security Ownership of Certain Beneficial Owners and Management" for the current 5% or greater beneficial owners. The share exchange ratio was determined by arm's length negotiations between the respective boards of directors of Capital Title Group and Capital Title, based on a number of factors, including the business prospects and financial condition of the respective entities.

         Prior to the merger, Capital Title Group had no significant business operations or holdings. As a result of the Acquisition Transaction, Capital Title Group now operates Capital Title as a wholly owned subsidiary.

         Since 1981, Capital Title has provided continuous title insurance and escrow services to the real estate industry in Yavapai County, Arizona. Recently, Capital Title expanded its operations into Phoenix, Arizona and relocated its corporate headquarters from Prescott, Arizona to Phoenix, Arizona. The Company has nine branch offices, five of which are located in Yavapai County, Arizona and five of which were recently opened by the Company in the Phoenix metropolitan area. The Company plans to continue its growth in Yavapai and Maricopa Counties and, as conditions merit, expand outside Arizona. The two areas outside Arizona, which the Company believes it could effectively penetrate, are Southern California and Nevada. This planned expansion will be accomplished through acquisition or recruitment of escrow officers with significant existing revenue production based upon their relationships with real estate brokers, mortgage lenders and other industry participants. The Company will attempt to attract these significant producers through employment packages that include stock options and stock purchase programs as substantial motivational incentives.

          The principal executive offices of the Company are located at 4808 N. 22nd Street, Phoenix, Arizona 85016 and the Company's telephone number is: (602) 954-0022.

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

         During 1995 and 1996, Capital Title began an expansion program, opening additional offices in the Yavapai County population centers of Prescott Valley, Cottonwood and Sedona. Capital Title estimates its current market share is approximately 23%, second to First American Title which has a market share of approximately 35%. During 1996, Capital Title opened four branch offices in Maricopa County, Arizona. In January, 1997 the Company opened another branch in Maricopa County and as conditions and operating results warrant, plan to open additional branch offices in Maricopa and Yavapai Counties, Arizona. Phoenix is currently the 7th largest city in the United States with an estimated population of 1.08 million, and its projected growth is expected to boost Phoenix to the 6th largest city in the nation by the year 2000. The Company believes the surrounding metropolitan areas in Maricopa County have the potential to grow at an even more accelerated pace. Capital Title's expansion plans also call for the opening of offices outside of Arizona. The Company believes that the Southern California real estate market is at its lowest recent historical level, and most predictions are that a recovery will commence in the near future. The Nevada market has been growing for a number of years.

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

          MARKET FOCUS. The Company's market focus is on real estate brokers and mortgage lenders, which the Company believes generate approximately 70% of the transactions involving title and escrow fees. To set itself apart as a service company, Capital Title has developed industry specific information technology in Maricopa County that it provides to its clients. The Company trains real estate agents and their administrative assistants in the use of a customized computer program which enhances their client presentations. The Company has also developed "Plain Language Escrow Instructions" in an effort to simplify the escrow process and minimize the numerous questions that can arise in the preparation of escrow documents. These simplified instructions have been well received in the Yavapai County real estate community and have provided the Company with an opportunity to conduct educational seminars directed at its real estate agent clients.

          MANAGEMENT. The Company recognizes that its aggressive growth plan calls for executive management with extensive industry operational and expansion experience. Capital Title appointed Mr. Andrew Johns as President effective April 16, 1996. Mr. Johns, the former President of Stewart Title for the State of California, has over 28 years of industry experience, including the expansion of United Title's Orange County operations throughout the Southern California market. The Company believes that Mr. Johns has the leadership, experience and industry contacts required to effect Capital Title's expansion. Capital Title also has an experienced and dedicated group of executive officers to support Mr. Johns in this effort. See Item 9 - "Directors, Executive Officers, Promoters and Control Persons."

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

         The Company has initiated its expansion plans in Maricopa County. Recently, the Company relocated its headquarters to Phoenix, and has opened five branch office locations in Maricopa County. In addition, the Company has retained the services of escrow officers with significant production capacity in the Phoenix metropolitan area.

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

COMPETITION

         The title insurance business is highly competitive. Companies with significant market share in Arizona include First American Title, Security Title and Chicago Title. The number and size of competing companies varies in different geographic areas. In those areas where the Company operates and intends to operate, the Company will face competition from major national insurance underwriters and other independent agencies, many of which have greater financial and other resources than the Company. The Company believes that quality and timeliness of service are the key competitive factors in the industry, because parties to a real estate transaction are usually concerned with time schedules and costs associated with delays in the closing of transactions. In those states where prices are not established by regulation, the price of title insurance is also an important competitive factor.

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

                                     PART II

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this statement. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. The discussion of the results of operations and financial condition is based solely upon the activity of Capital Title and excludes the activity of Capital Title Group which was inactive until the Acquisition Transaction.

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

         Subsequent to the Company's fiscal year end, the Company obtained a loan from Imperial Bank for $350,000 and has initiated another private placement of the Company's common stock. The Company's Board of Directors authorized another placement of 500,000 shares of common stock. As of February 5, 1997, the Company has sold an additional 555,000 shares of common stock for approximately $538,000, net of offering costs. The approximately $888,000, subsequently raised, has been used primarily to fund operations open one additional branch in Maricopa County.

RESULTS OF OPERATIONS

          REVENUE. The following table presents information regarding the components of the Company's revenue:

                                          For The Years Ended Oct. 31,
                                          ----------------------------
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

         Management expects revenues from its Maricopa operation to continue to grow as the inventory of orders that has been building over the past five months begins to close and escrow officers begin to reach their full potential. The inventory of orders is comprised of escrows opened but not yet closed or cancelled. There can be no assurance that an escrow will close, but based on management's experience, 80% of the opened escrows are expected to close. Management believes it takes between five (5) and six (6) months for a new branch to reach its expected revenue and profit model.

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

          EXPENSES. The following table presents the components of the Company's expenses.
                            For The Years Ended Oct. 31,
                            ----------------------------
                                1996          1995
                                ----          ----
Personnel Cost                $1,958,292   $1,161,622
Other Operating Expense        1,526,312    1,059,846
Agent Commissions                 24,768        4,016
Acquisition Cost Write Down      103,441         --
Interest Expense                  17,835        6,289
                              ----------   ----------
                              $3,630,648   $2,231,773
                              ==========   ==========

         Personnel costs are the most significant operating expense incurred by the Company. Personnel costs increased in 1996 compared to 1995 by approximately $797,000, or 68.5%. Personnel costs increased approximately $402,000, or 34.6% due to employees being hired for the Maricopa County operations and approximately $395,000, or 33.9% for increased staff in Yavapai County and additional administrative and executive personnel. Personnel costs, as a percentage of total revenue, have increased to 75.8% in 1996 from 56.6% in 1995. This increase is due primarily to expansion into Maricopa County. Personnel costs, as a percentage of total revenue, was 152.5% in 1996 for Maricopa County operations and 63.1% for Yavapai County operations respectively. Personnel costs fluctuate as the level of direct orders opened and closed fluctuate. As the Company's current inventory of orders begins closing and branches reach full potential, the Company believes Maricopa County's personnel costs as a percentage of total revenue will decrease. The increase from 56.6% in 1995 to 63.1% in 1996 for Yavapai County is due to the Company's hiring additional employees. The increase resulted in a substantial increase in the Company's market share; however, the extra payroll expense prior to the increased orders closed resulted in an increase in payroll expense compared to total revenue.

         Other operating expenses increased in 1996 compared to 1995 by approximately $466,000 or 44%. A majority of the increase, approximately $368,000 or 34.6%, was due to the expansion into Maricopa County.

         Acquisition cost write down relates to costs incurred when the Company initiated its expansion program. The Company initially anticipated expanding into the California and Texas markets by December, 1996. Management has postponed expansion outside of Arizona until 1998, if conditions warrant, and is now considering the Nevada market instead of Texas. Accordingly, the acquisition costs the Company was capitalizing have been expensed for the fiscal year ended October 31, 1996.


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


         During the year ended October 31, 1996, Capital Title Group commenced a private placement of common stock intending to sell a minimum of 500,000 shares, and a maximum of 1,500,000 shares at $1 per share. As of October 31, 1996, a total of 1,275,000 shares had been sold in the offering. The expenses of this offering were approximately $118,100 which generated net proceeds for the Company of approximately $1,156,900. Subsequent to the fiscal year end, the Company's Board of Directors authorized the issuance of an additional 550,000 shares of its Common Stock at $1.00 per share. As of February 5, 1997, the Company has sold 550,000 shares for proceeds, net of expenses, of approximately $538,000.

         The Company believes that the net proceeds of this offering, together with its existing cash resources and financing, will be sufficient to meet the Company's working capital needs for the next 12 months. The Company, however, may raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions to fund future expansion of its business either before or after the end of the 12 month period. There can be no assurance that acceptable financing for future transactions can be obtained on terms acceptable to the Company.


         As of December 31, 1996, the Company had net operating loss carryforwards of approximately $1,187,000 that will be available to offset future state income taxes and approximately $756,000 that will be available to offset future federal income taxes. The state net operating carryforwards will expire October 31, 2001. The federal net operating carryforwards will expire October 31, 2011.

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

RECENT DEVELOPMENTS


         On December 10, 1996, the Company's Board of Directors elected to change to corporate year end from October 31 to December 31. The fiscal year end was changed to December 31 to be consistent with year end closings of most major title companies. A current report on Form 8-K has been filed announcing this change.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


          The Capital Title Group, which, until the Acquisition Transaction on May 23, 1996, had no substantial business operations, has nevertheless been audited in each of the last two fiscal years. For the fiscal year ended 1994, the Company's financial statements were audited by Duane
          V. Midgley ("Midgley"). In 1995, with the approval of the Company's Board of Directors, the Company engaged Schvaneveldt & Company ("Schvaneveldt") as its independent auditors for the fiscal year ended December 31, 1995 to replace Midgley.

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

          The Company requested Midgley to furnish it a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter, dated September 23, 1996, incorporated by reference in this Form 10-KSB.

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

          The Company and Capital Title have requested Schvaneveldt and Jones to furnish them with letters addressed to the Securities and Exchange Commission stating whether they agree with the above statements. Copies of those letters, each of which is dated September 23, 1996, are incorporated by reference in this Form 10-KSB.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following table sets forth the names, ages and positions of directors and executive officers of the Company as of January 15, 1997. A summary of the background and experience of each of these individuals is set forth after the table.

         The directors and executive officers of the Company are:

Name                    Age                       Position
----                    ---                       --------
     Donald R. Head          58          Chairman of the Board; Chief Executive
                                         Officer

     Andrew A. Johns         59          President; Director

     James Clifford          36          Vice President

     James P. Stamas         36          Vice President

     Nick Velimirovich       46          Vice President

     Michael J. Benjamin     35          Vice President, Controller

     Deborah Campbell        39          Treasurer

     Kimberly Sue DeJong     28          Secretary

     Jeffrey P. Anderson     46          Director

     James R. Evans          49          Director

     Theo F. Lamb            54          Director

     Robert B. Liverant      67          Director

     Stephen A McConnell     44          Director


         Directors hold office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Officers are chosen by and serve at the discretion of the Board of Directors.

         DONALD R. HEAD is co-founder of Capital Title Agency and has served as Chairman of the Board since its inception. Mr. Head is also the Chairman of the Board and Chief Executive Officer of Capital Title Group. Mr. Head has engaged in a number of entrepreneurial activities within the real estate industry. He was a co-founder of the Prescott Mining Company Restaurant and developed the Prescott Air Park, a 35,000 square foot industrial and office park, the Plaza West Commerce Centre, a five acre office park, and a 112 unit townhouse complex, all in Prescott, Arizona. Since 1988, Mr. Head has lived in Scottsdale, Arizona where he has continued his real estate development. He co-founded Centurian Development and Investments, Inc., which is a custom designer and builder of residential homes for some of the most prestigious residential communities in the exclusive North Scottsdale area. Mr. Head is also a partner in America West Capital One LC, which acquired 677 acres of land currently under development as a residential community in Verde Valley in Yavapai County, Arizona. Mr. Head has served as a board member on both U.S. and Canadian public companies. He is a graduate of Arizona State University with a BA in Business and holds a law degree from the University of Arizona.


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

         STEPHEN A MCCONNELL has been a Director of Capital Title Group since September 1996. He is the President of Solano Ventures, a firm involved in private capital investments. He has served since 1991 as Chairman of the Board and majority shareholder in Mallco Lumber & Building Materials, Inc., a wholesale distributor of construction lumber and doors. From 1991 to 1995, Mr.
McConnell was President of Belt Perry Associates, Inc., a property tax appeal firm. He was President and Chief Executive Officer of N-W Group, Inc., a publicly held corporation, from 1985 through 1991. Mr. McConnell presently serves on the board of a number of public companies.

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

                           SUMMARY COMPENSATION TABLE

                                                               Long Term Compensation
                                                              ------------------------
                                   Annual Compensation                  Awards          Payouts
                              ------------------------------   ----------------------   -------
                                                               Restricted  Securities
     Name and        Fiscal                     Other Annual     Stock     Underlying    LTIP      All Other
Principal Position    Year    Salary    Bonus   Compensation    Award(s)    Option(s)   Payouts  Compensation
------------------    ----    ------    -----   ------------    --------    ---------   -------  ------------
Donald R. Head        1996    $64,000     $0        $-0-         $-0-           0        $-0-      $-0-
Chairman of the
Board and Chief
Executive Officer
                      1995    $48,000     $0        $-0-         $-0-           0        $-0-      $-0-

                      1994    $38,000     $0        $-0-         $-0-           0        $-0-      $-0-

COMPENSATION OF DIRECTORS


         Directors who are not employees of the Company are not currently receiving compensation for their services other than reimbursement of reasonable expenses if any. Directors who are employees of the Company do not receive compensation for such services. Directors who are not employees of the Company also participate in the Company's Non-Employee Directors Stock Option Plan.


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

                                              Number of Shares      Percent of
Name and Address                            Beneficially Held(1)     Ownership
----------------                            --------------------     ---------
Donald R. Head(2)                             2,627,345(3)             24.7%

Andrew A. Johns                                 963,502                 9.3%

Theo F. Lamb(4)                               2,225,205                21.6%

Robert B. Liverant                              100,000                 1.0%

Stephen A McConnell                              50,000                  .5%

James R. Evans                                   25,000                  .2%

Dorothy Eichbaum, Trustee of The
William and Dorothy Orth Eichbaum
Trust Dated November 19, 1986                   603,791                 5.9%

John M. Redfield, Jr. And Linda N
Redfield, as Trustees under a Revocable
Declaration of Trust dated October 29, 1982     600,490                 5.9%

Mark A. Scharmann                               606,833                 5.9%

Irwin Jacobson                                  520,833                 5.0%

Miller Capital Corporation(5)                   590,000                 5.7%

All directors and executive officers as
a group (12 persons)                          6,191,052                60.0%
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


         Donald R. Head advanced the Company $8,000 for operating purposes pursuant to a Note Agreement. The eight and a half percent (8.5%) note was due October 31, 1997 and was unsecured. The note was paid in November, 1996.

         The Company received management and consulting services from Head Management Group, a Company owned by Donald R. Head. Charges for these services were $28,800 and $48,000 for the years ended October 31, 1996 and 1995. The agreement was terminated May, 1996.

         The Company had a lease with Lamb Chevrolet Profit Sharing Trust, Inc. for computer equipment. The balance owed under this lease as of October 31, 1996 and 1995 was $0 and $1,582, respectively. During fiscal 1995, the Company paid $38,244 in lease payments relating to the computer equipment.

                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CAPITAL TITLE GROUP, INC.


                                                 By /s/ Donald R. Head
                                                   ---------------------------
                                                        Donald R. Head
                                                        Chief Executive Officer

Date:    March 7, 1997

          In accordance with the requirements of the Securites Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signatures                      Title                             Date
      ----------                      -----                             ----

/s/ Donald R. Head            Chairman of the Board
-------------------------             and
    Donald R. Head            Chief Executive Officer              March 7, 1997

/s/ Andrew A. Johns
-------------------------
    Andrew A. Johns             President, Director                March 7, 1997

/s/ Michael J. Benjamin       Vice President, Controller
-------------------------     (Principal Financial and
   Michael J. Benjamin           Accounting Officer)               March 7, 1997

/s/ Jeffrey P. Anderson
-------------------------
   Jeffrey P. Anderson              Director                       March 7, 1997

/s/ James R. Evans
-------------------------
    James R. Evans                  Director                       March 7, 1997

/s/ Theo F. Lamb
-------------------------
    Theo F. Lamb                    Director                       March 7, 1997

/s/ Robert B. Liverant
-------------------------
    Robert B. Liverant              Director                       March 7, 1997

/s/ Stephen A.McConnell
-------------------------
    Stephen A McConnell             Director                       March 7, 1997