Form 10QSB
period 1997-03-31
CAPITAL TITLE GROUP INC
filed 1997-05-09
CIK 1017158

================================================================================
               Quarterly Report For Small Business Issuers Subject
                     to the 1934 Act Reporting Requirements

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days Yes [X]   No [ ].

         Number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

         $.001 par value common stock 10,966,029 shares as of March 31, 1997.

================================================================================

                                   FORM 10-QSB

                      For the Quarter ended March 31, 1997

                                TABLE OF CONTENTS

Part I: FINANCIAL INFORMATION                                        PAGE NUMBER
                                                                     -----------
        Item 1. Condensed Consolidated Financial Statements

                 A.     Consolidated Balance Sheets as of
                          March 31, 1997 and December 31, 1996           3

                 B.     Consolidated Statements of Operations
                          for the three month periods ended
                          March 31, 1997 and 1996                        4

                 C.     Consolidated Statements of Cash Flows
                          for the three month periods ended
                          March 31, 1997 and 1996                        5

                 D.     Notes to Consolidated Financial Statements       6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations        7 - 8

Part II: OTHER INFORMATION

         Items 1. - 4. of Part II have been omitted because they are not applicable with respect to the current reporting period.

         Item 5.     Other Information                                   8

         Item 6.     Exhibits and Reports on Form 8-K                    8

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CAPITAL TITLE GROUP, INC.
                                  (Registrant)
By:      /s/ Donald R. Head
         ------------------------------------------
         Donald R. Head
         Chairman of the Board,
         Chief Executive Officer
                                                               Date: May 9, 1997
By:      /s/ Michael J. Benjamin
         ------------------------------------------
         Michael J. Benjamin
         Vice President
         (Principal Finance and Accounting Officer)

PART 1: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                       March 31     December 31,
                                                                         1997          1996
                                                                    -----------     -----------
ASSETS
Current Assets:
   Cash                                                             $   166,082    $    76,363
   Accounts receivable, net                                              38,681         18,709
   Income taxes receivable                                               25,796         25,796
   Prepaid expenses                                                      61,856         56,493
                                                                    -----------    -----------
                   Total Current Assets                                 292,415        177,361

Property and Equipment, net                                           1,050,301        953,403

Other Assets:
   Investment in title plant                                            175,000        175,000
   Deposits                                                              58,699         58,699
                                                                    -----------    -----------
                   Total Assets                                     $ 1,576,415    $ 1,364,463
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY Current Liabilities:
   Notes payable - current portion                                  $   183,822    $   173,926
   Accounts payable                                                     475,786        549,566
   Accrued expenses                                                      86,427         71,210
                                                                    -----------    -----------
                   Total Current Liabilities                            746,035        794,702

Long-Term Liabilities:
   Notes payable - long-term portion                                    375,202        404,650

Stockholders' Equity:
   Common stock, $.001 par value, 50,000,000 shares
   authorized, 10,966,029 and 10,316,029 shares issued
   and outstanding, respectively                                         10,966         10,316
   Paid-in capital                                                    2,388,996      1,757,346
   Accumulated deficit                                               (1,944,784)    (1,602,551)
                                                                    -----------    -----------

                   Total Liabilities and Stockholders' Equity       $ 1,576,415    $ 1,364,463
                                                                    ===========    ===========

                                  See Notes to
                        Consolidated Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                             FOR THE THREE MONTH PERIOD ENDED
                                                          MARCH 31,
                                                     1997           1996
                                                ------------     ---------
REVENUE:
     Title insurance premiums                   $    902,330     $ 278,079
     Escrow fees                                     388,270       131,238
     Account servicing                                81,727        75,437
     Other fees and revenue                           32,519         4,590
     Interest income                                  39,044        18,961
                                                ------------     ---------
                                                   1,443,890       508,305
                                                ------------     ---------

EXPENSES
     Personnel costs                                 995,509       340,174
     Other operating expenses                        706,599       233,975
     Escrow commissions                               70,767         3,477
     Interest expense                                 13,248         4,848
                                                ------------     ---------
                                                   1,786,123       582,474
                                                ------------     ---------

     Loss before provision for income taxes         (342,233)      (74,169)

     Income tax benefit                                 --            --
                                                ------------     ---------
     Net Loss                                   $   (342,233)    $ (74,169)
                                                ============     =========

     Loss per share                             $       (.03)          N/A
                                                ============     =========

     Weighted average shares outstanding          10,792,140           N/A
                                                ============     =========




                                  See Notes to
                        Consolidated Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                           1997        1996
                                                        ----------  ----------
Cash flows from operating activities:

Net income (loss)                                       $(342,233)  $ (74,169)

Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
        Depreciation                                       51,840      12,183

Changes in Assets and Liabilities:
         Accounts receivable                              (19,972)     (9,002)
         Income taxes receivable                             --        51,575
         Prepaid expenses                                  (5,363)     (4,695)
         Accounts payable                                 (73,780)      1,138
         Accrued expenses                                  15,219       2,532
         Income taxes payable                                --       (10,513)
                                                        ---------   ---------
                                                          (32,056)     43,218
                                                        ---------   ---------
Net Cash used by
   Operating Activities                                  (374,289)    (30,951)
                                                        ---------   ---------
    Cash flows from investing activities:

     Purchase of property and equipment                  (124,330)     (5,459)
                                                        ---------   ---------

     Net cash used by investing activities               (124,330)     (5,459)
                                                        ---------   ---------

     Cash flows from financing activities:
           Proceeds from issuance of common stock, net    632,300     100,000
           Repayment of notes payable                     (43,962)    (13,911)
                                                        ---------   ---------

    Net cash provided by financing activities             588,338      86,089
                                                        ---------   ---------

    Net increase in cash and cash equivalents              89,719      49,679

    Cash and cash equivalents at beginning of year         76,363      34,556
                                                        ---------   ---------

    Cash and cash equivalents at end of year            $ 166,082   $  84,235
                                                        =========   =========

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

NOTE 2 - PRIVATE PLACEMENT OF COMMON STOCK

         On March 11, 1997, the Company's Board of Directors ("The Board") authorized the sale of up to 2,500,000 shares of the Company's common stock to accredited investors at $1.00. The Board further resolved that all private placement sales efforts should terminate on June 11, 1997. For the three month period ended March 31, 1997, the Company sold 650,000 common stock shares netting $632,300. Beginning in June 1, 1996 and continuing through April 30, 1997, the Company has sold 1,980,000 shares of common stock through private placements.

NOTE 3 - SUBSEQUENT EVENTS

         On April 15, 1997, the Company entered into two $50,000 convertible note obligations for the purpose of opening a new branch. The convertible notes require payment of interest only for eighteen (18) months at an interest rate of prime plus 2 1/2%. At any time within the eighteen (18) months, payee will have the option of converting the obligation to the Company's common stock at $1.00 per share. The convertible notes are secured by equipment.

NOTE 4 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 128 "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for EPS. SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 - "Earnings per Share" ("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company is required to adopt SFAS 128 with its December 31, 1997 financial statements and restate all prior-period EPS data. The Company will continue to account for EPS under APB 15 until that time. The Company does not believe there will be a material change under the reporting requirements of SFAS 128.

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The 1996 Form 10-KSB and the Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

OPERATING REVENUES

         Operating revenues increased by $935,585 or 184.1% for the three month period ended March 31, 1997 compared to the same period ended March 31, 1996. The revenue increase is attributable to the expansion into Maricopa County, Arizona, and increased market share in Yavapai County, Arizona.

         The Company began operations in Maricopa County on August 1, 1996. Since beginning operations in Maricopa County, the Company has opened Maricopa's headquarters and five (5) branch sites. The March Sykes Report has listed Capital Title as the 13th largest title company in Maricopa County with 2.38% of the overall market share. The following table presents information regarding the approximate monthly revenue, escrows opened, and escrows closed from Maricopa operations:
                                                    Escrows      Escrows
           For the Month Ended       Revenue        Opened       Closed
           -------------------       -------        ------       ------

           December 31, 1996        $215,000          335          186
           January 31, 1997          230,000          386          224
           February 28, 1997         223,000          443          200
           March 31, 1997            309,000          559          320
           April 30, 1997            316,000          598          340

         Revenues from Maricopa operations have been growing at a constant rate since Maricopa operations began in August, 1996. Management expects the trend to continue as additional branches are opened.

         Revenues from Yavapai operations increased approximately $111,000 or 21.9% for the three month period ended March 31, 1997 compared to the same period ended March 31, 1996. The increase in revenue is due to an increase in the Company's market share which went from approximately 21% in March, 1996 to 27.81% in March, 1997. Since December, 1996, the Company's market share in Yavapai County has increased from 23.01% to 27.81%.

OPERATING EXPENSES

         Expenses increased from $582,000 to $1,786,000 for the three month period ended March 31, 1996, and 1997, respectively. Expenses for Yavapai operations increased from $582,000 to $788,000. The increase in Yavapai County is due primarily to increased personnel costs, an increase of approximately $100,000 from the comparative period. The remaining increase is due to the Company expanding into Maricopa County, Arizona and the operating expenses from the Maricopa operations.

LIQUIDITY AND CAPITAL RESOURCES

         As the Company expanded into Maricopa County, Arizona, the Company's liquidity requirements have also increased as a result of working capital needs. The Company generated $588,000 in cash from financing activities in the three month period ended March 31, 1997 compared to $86,089 in the same period of 1996. The cash generated was used to pay for operations and purchase equipment.

         The short and long term liquidity requirements of the Company and its subsidiary are monitored regularly. Management believes the Company can meet both its short and long-term capital needs as of March 31, 1997.

PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         The Company has selected the firm of Ernst & Young, LLP as the Company's independent auditors for the calendar years 1997, 1998 and 1999. As reported in a previously filed 8-K report, the firm of Semple & Cooper, LLP ("Semple & Cooper"), the firm's former independent auditors, resigned effective March 31, 1997.

         The Company has not consulted with Ernst & Young regarding the accounting principles which apply to specific transactions or the type of audit opinion that might be rendered with respect to the Company's financial statements during the two most recent fiscal years through the present.

         The Company has authorized Semple & Cooper to respond to any inquiries from Ernst & Young. The change of auditors was approved by the Audit Committee and the Board of Directors of the Company on May 2, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K

         On December 12, 1996, the Registrant filed a Form 8-K reporting its decision to change the Company's year end from October 31 to December 31.

         On March 31, 1997, the Registrant filed a Form 8-K reporting the decision of Semple & Cooper, to resign as the Company's primary accountants.