Form 10QSB
period 1997-06-30
CAPITAL TITLE GROUP INC
filed 1997-08-12
CIK 1017158

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

                       For the Quarter Ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-21417

                            CAPITAL TITLE GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


          Delaware                                        87-0399785
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

4808 N. 22nd Street, Phoenix, Arizona                       85016
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)

                    Issuer's telephone number: (602) 954-0022
                                              ----------------

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ].

         Number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date.

         $.001 par value common stock 11,231,029 shares as of June 30, 1997.

================================================================================

                                   FORM 10-QSB

                       For the Quarter ended June 30, 1997

                                TABLE OF CONTENTS

Part I: FINANCIAL INFORMATION                                    Page Number
                                                                 -----------

     Item 1. Condensed Consolidated Financial Statements

          A. Consolidated  Balance Sheets as of June 30, 1997
             and December 31, 1996                                    3

          B. Consolidated Statements of Operations for the
             three month and six month periods ended
             June 30, 1997 and 1996                                   4

          C. Consolidated Statements of Cash Flows for the
             six month periods ended June 30, 1997 and 1996           5

          D. Notes to Consolidated Financial Statements             6 - 7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations         8 - 9

Part II: OTHER INFORMATION

              Items 1,3, and 4 of Part II have been omitted because they are not applicable with respect to the current reporting period.

     Item 2.  Changes in Securities                                 9 - 10

     Item 5.  Other Information                                       10

     Item 6.  Exhibits and Reports on Form 8-K                        10

PART 1: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                         June 30,  December 31,
                                                           1997       1996
                                                      ----------   ----------
ASSETS
Current Assets:
  Cash                                                $  280,943   $   76,363
  Accounts receivable, net                                56,154       18,709
  Income taxes receivable                                     --       25,796
  Prepaid expenses                                        69,357       56,493
                                                      ----------   ----------
         Total Current Assets                            406,454      177,361

Property and Equipment, net                            1,164,002      953,403

Other Assets:
  Investment in title plant                              175,000      175,000
  Deposits                                                72,820       58,699
  Property held for sale                                  65,696           --
                                                      ----------   ----------
         Total Assets                                 $1,883,972   $1,364,463
                                                      ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable - current portion                        183,822      173,926
  Accounts payable                                       367,327      549,566
  Accrued expenses                                       126,047       71,210
                                                      ----------   ----------
         Total Current Liabilities                       677,196      794,702

Long-Term Liabilities:
  Notes Payable - long-term portion                      553,311      404,650

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000
  shares authorized, 11,231,029 and 10,316,029
  shares issued and outstanding, respectively             11,231       10,316
  Additional paid-in capital                           2,653,731    1,757,346
  Accumulated deficit                                 (2,011,497)   1,602,551)
                                                      ----------   ----------
         Total Liabilities and Stockholders' Equity   $1,883,972   $1,364,463
                                                      ==========   ==========

                                  See Notes to
                        Consolidated Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           Three months ended June 30, Six months ended June 30,
                                1997          1996        1997          1996
                                ----          ----        ----          ----
REVENUE:
  Title insurance premiums  $ 1,213,926   $  334,916   $ 2,116,256   $  612,995
  Escrow fees                   508,706      166,634       896,976      297,872
  Account servicing              80,862       83,135       162,589      158,572
  Other fees and revenue          7,598        8,178        40,117       12,768
  Interest income                57,895       21,829        96,939       40,790
                            -----------   ----------   -----------   ----------
                              1,868,987      614,692     3,312,877    1,122,997
                            ===========   ==========   ===========   ==========
EXPENSES:
  Personnel costs             1,063,826      378,344     2,059,335      718,518
  Other operating expenses      759,686      242,142     1,466,285      476,117
  Acquisition costs                  --       57,539            --       57,539
  Escrow commissions            110,840        3,838       181,607        7,315
  Reimbursable legal fees        30,091           --        30,091           --
  Interest expense               13,691        4,191        26,939        9,039
                            -----------   ----------   -----------   ----------
                              1,978,134      686,054     3,764,257    1,268,528
                            ===========   ==========   ===========   ==========
Loss before provision for
 income taxes                  (109,147)     (71,362)     (451,380)    (145,531)

  Income tax benefit             42,434           --        42,434           --
                             -----------   ----------  -----------   ----------
Net loss                    $   (66,713)  $  (71,362)     (408,946)  $ (145,531)
                            ============  ==========   ===========   ==========
Loss per share              $     (0.01)  $    (0.01)  $     (0.04)  $    (0.02)
                            ============  ==========   ===========   ==========
Weighted average shares
 outstanding                 11,091,524    9,011,029    10,942,659    9,011,029
                            ===========   ==========   ===========   ==========

                                  See Notes to
                        Consolidated Financial Statements

                     CAPITAL TITLE GROUP INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          For the six months
                                                            ended June 30,
                                                          1997           1996
                                                          ----           ----
Cash flows from operating activities:

Net income (loss)                                       $(371,946)    $(145,631)

Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating activities:
     Depreciation                                         112,120        24,365

Changes in Assets and Liabilities:
     Accounts receivable                                  (37,445)       (4,613)
     Income taxes receivable                               25,796        51,575
     Prepaid expenses                                     (12,864)      (71,724)
     Refundable deposits                                  (14,121)           --
     Accounts payable                                    (182,239)       (5,472)
     Accrued expenses                                      17,837         5,432
     Income taxes payable                                      --       (10,513)
                                                        ---------     ---------
Net cash provided (used) by operating activities         (462,862)     (156,581)
                                                        =========     =========
Cash flows for investing activities:
     Purchase of property and equipment                  (280,386)      (14,582)
     Property held for sale                               (21,500)
                                                        ---------     ---------
Net cash used by investing activities                    (301,886)      (14,582)
                                                        =========     =========
Cash flows from financing activities:
     Borrowings                                           175,000            --
     Debt service payments                               (102,972)      (13,778)
     Proceeds from the issuance of stock, net             897,300       625,100
                                                        ---------     ---------
Net cash provided by financing activities                 969,328       611,322
                                                        ---------     ---------

Net increase in cash and cash equivalents                 204,580       440,159

Cash at the beginning of the period                        76,363        34,556
                                                        ---------     ---------
Cash at the end of the period                           $ 280,943     $ 474,715
                                                        =========     =========

                                  See Notes to
                        Consolidated Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                   Notes to Consolidated Financial Statements

NOTE 1 - INTERIM FINANCIAL INFORMATION

         The consolidated financial information included in this report has been prepared in conformity with the accounting principles and practices reflected in the Consolidated Financial Statements included in the Form 10-KSB for the fiscal year ended October 31, 1996 filed with the Commission under the Securities
Exchange Act of 1934. This report should be read in conjunction with the aforementioned Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of this information have been made. The results of operations for the interim periods are not necessarily indicative of results for a full year.

NOTE 2 - PRIVATE PLACEMENT OF COMMON STOCK

         On March 11, 1997, the Company's Board of Directors ("The Board") authorized the sale of up to 2,500,000 shares of the Company's common stock to accredited investors at $1.00. During the six month period ended June 30, 1997, the Company sold 915,000 shares of common stock which, after deducting commissions and other offering expenses, resulted in net proceeds to the Company of $897,300. Beginning in June 1, 1996 and continuing through June 30, 1997, the Company sold an aggregate of 2,220,000 shares of common stock through private placements to accredited investors.

NOTE 3 - CONVERTIBLE NOTE OBLIGATIONS

         During the six month period ended June 30, 1997, the Company issued convertible notes for the purpose of obtaining capital to open two new branches. The convertible notes require payment of interest only for eighteen (18) months at an interest rate equal to the prime rate (in effect) plus 2 1/2%. At any time within the eighteen (18) months, the note holders will have the option of converting the obligation into common stock of the Company at $1.00 per share. The convertible notes are secured by furniture and equipment in the respective branches.

NOTE 4 - INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("Statement 109"), "Accounting for Income Taxes." Statement 109 provides that deferred tax assets and liabilities be recognized for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operation loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

NOTE 5 - EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No 128 - "Earnings per Share" ("SFAS 128") which specifies the computation, presentation and disclosure requirements for EPS. SFAS 128 replaces the presentation of primary and fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15 - "Earnings per Share" ("APB 15") with the presentation of basic and diluted EPS. Basic EPS excludes

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Continued)

dilution and is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company is required to adopt SFAS 128 with its December 31, 1997 financial statements and restate all prior-period EPS data. The Company will continue to account for EPS under APB 15 until that time. The Company does not believe there will be a material change under the reporting requirements of SFAS 128.

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The 1996 Form 10-KSB and the Annual Report should be read in conjunction with the following discussion since it contains important information for evaluating the Company's operating results and financial condition.

Operating Revenues

         Operating revenues increased by $2,189,880 or 195% for the six month period ended June 30, 1997 compared to the same period ended June 30, 1996. Operating revenue increased $425,097 or 29.4% for the three months ended June 30, 1997 compared to the three months ended March 31, 1997. The revenue increase is attributable to the company's expansion into Maricopa County, Arizona, and increased market share in Yavapai County, Arizona.

         The Company began operations in Maricopa County on August 1, 1996. Since beginning operations in Maricopa County, the Company has opened Maricopa's headquarters and five (5) branch sites. The June, 1997 Sykes Report listed Capital Title as the 12th largest title company in Maricopa County with 3.51% of the overall June, 1997 market share. The following table presents information regarding the approximate monthly revenue, escrow openings, and escrow closings from Maricopa operations:

                                               Escrow        Escrow
        For the Month Ended     Revenue       Openings      Closings
        -------------------     -------       --------      --------
        December 31, 1996      $215,000          335           186
        January 31, 1997        230,000          386           224
        February 28, 1997       223,000          443           200
        March 31, 1997          309,000          559           320
        April 30, 1997          316,000          598           340
        May 31, 1997            361,000          526           335
        June 30, 1997           361,000          610           312

         Revenues from Maricopa operations have been growing at a steady rate since Maricopa operations began in August, 1996. Management expects the trend to continue as additional branches are opened. Two additional branches, one in Northwest Phoenix and one in North Scottsdale, are scheduled to open in the third quarter of 1997.

         Revenues from Yavapai operations increased approximately $269,675 or 24% for the six month period ended June 30, 1997 compared to the same period ended June 30, 1996. The increase in revenue is due to an increase in the Company's market share which went from approximately 20% in June, 1996 to 29.23% in June, 1997. Since December, 1996, the Company's market share in Yavapai County has increased from 23.01% to 29.23%.

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY

Expenses

         Personnel costs, including commissions, are the most significant component of the Company's operating expenses. For the six months ended June 30, 1997, personnel costs including commissions equaled $2,240,942 or 67.6% of total revenue. For the three month period ended June 30, 1997, personnel costs including commissions equaled $1,174,666 or 62.9% of total revenue. Escrow and title revenues are not recognized until escrow closes; therefore, revenues usually lag behind the expenses to generate the revenue by 45 to 90 days. As a result, personnel costs as a percent of revenue will increase during expansion and return to normal two or three months later. During the first quarter in 1997, the Company opened a new branch and hired several experienced escrow officers for Maricopa and Yavapai County operations. The Company did not open any new branches in the second quarter. Management expects personnel costs to rise as a percentage of revenue in the third quarter due to the Company's plan to open two additional branches in Maricopa County.

         The significant components of other operation expenses include rent, supplies, utilities, insurance, title underwriting, depreciation, title plant maintenance and access, and postage and delivery charges. Other operating expenses increased from $467,117 or 42.4% of total revenue to $1,429,285 or 43.1% of total revenue for the six month period ended June 30, 1997 compared to the same time period in 1996. Other operating expenses have increased $53,087 for the three months ended June 30, 1997 compared to the three months ended March 31, 1997. However, other operating expenses as a percent of revenue decreased from 48.9% to 38.7% for the three months ended June 30, 1997 compared to the three months ended March 31, 1997. Other operating expenses increased due to the increase in escrow orders, and the fixed costs associated with opening an additional branch in the first quarter.

         The Company has implemented cost control measures and capital budgeting to reduce costs while maintaining the Company's high level of service and plans for continued expansion.

Liquidity and Capital Resources

         As the Company expanded into Maricopa County, Arizona, the Company's liquidity requirements have also increased as a result of working capital needs. The Company generated $969,328 in cash from financing activities in the six month period ended June 30, 1997 compared to $611,322 in the same period of
1996. During the six month periods ended June 30, 1997 and 1996, the cash generated from financing activities was used to pay for operations and purchase equipment which resulted in net cash flows of $462,862 and $301,886, respectively.

         Management expects the cash provided from operations to adequately fund operations and the opening of two additional branches in the third quarter of 1997. The short and long-term liquidity requirements of the Company and its subsidiary are monitored regularly. Management believes the Company can meet both its short and long-term capital needs as of June 30, 1997.

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         During the six month period ended June 30, 1997, the Company completed a private placement to eighteen (18) accredited investors of 915,000 shares of its Common Stock at a price of $1.00 per share. The Company received net proceeds (after deducting commissions and other offering expenses) of approximately $897,300. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and in reliance on Rule 506 of Regulation D promulgated thereunder.

         During the six month period ended June 30, 1997, the Company also completed a private placement to two (2) accredited investors of $200,000 in convertible debt securities. These convertible notes bear interest at a rate equal to the prime rate (as in effect from time to time) plus two and one-half percent (2 1/2%), and only interest is payable during the first eighteen (18) months following issuance. At any time during such eighteen (18) month period, the holder has the option of converting the outstanding obligation represented by any convertible note into shares of Common Stock of the Company at a conversion rate of $1.00 per share. These convertible notes were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and in reliance on Regulation D and Regulation S promulgated thereunder.

ITEM 5.  OTHER INFORMATION

         Effective June 17, 1997 the Company's Board of Directors accepted the resignation of James R. Evans and Jeffrey P. Anderson. Mr. Evans and Mr. Anderson resigned from the Board of Directors due to other business commitments.

         On August 1, 1997 the Board of Directors elected David Dewar to the Board of Directors for a term expiring on May 15, 1998. Mr. Dewar is the President and Chief Executive Officer of Magellan Corporations, a fully integrated real estate organization that provides comprehensive investment management services. Mr. Dewar is a graduate of Ryerson University, in Toronto, Canada, where he received a Bachelor of Technology Degree in Architecture and Project Management and a diploma in Economics.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               (27) Financial Data Schedule

         (b)   Reports on Form 8-K

         On December 12, 1996, the Registrant filed a Form 8-K reporting its decision to change the Company's fiscal year end from October 31 to December 31.

         On March 31, 1997, the Registrant filed a Form 8-K reporting the decision of Semple & Cooper PLC, to resign as the Company's principal accountants. (As previously reported in the first quarter 10-QSB, the Company's Board of Directors appointed the accounting firm Ernst & Young, LLP as the Company's principal accountants.)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CAPITAL TITLE GROUP, INC.
                                  (Registrant)

By:      /s/ Donald R. Head
         ------------------------------------------
         Donald R. Head
         Chairman of the Board,
         Chief Executive Officer
                                                             Date: July 31, 1997

By:      /s/ Michael J. Benjamin
         ------------------------------------------
         Michael J. Benjamin
         Vice President
         (Principal Finance and Accounting Officer)