Form 10QSB
period 1997-09-30
CAPITAL TITLE GROUP INC
filed 1997-10-28
CIK 1017158

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

                    For the Quarter Ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-21417

                            CAPITAL TITLE GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


          Delaware                                        87-0399785
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


14555 North Scottsdale Road, Suite 320, Scottsdale, Arizona       85254
-----------------------------------------------------------     ---------
        (Address of principal executive offices)                (Zip Code)


                    Issuer's telephone number: (602) 483-8868
                                              ---------------
        Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ].

        Number of shares outstanding for each of the issuer's classes of common equity, as of the latest practicable date.

        $.001 par value common stock 11,231,029 shares as of September 30, 1997.

================================================================================

                                   FORM 10-QSB

                    For the Quarter ended September 30, 1997

                                TABLE OF CONTENTS

Part I: FINANCIAL INFORMATION                                    Page Number
                                                                 -----------
    Item 1. Condensed Consolidated Financial Statements

         A. Consolidated Balance Sheets as of
            September 30, 1997 and December 31, 1996                    3

         B. Consolidated Statements of Operations for the
            three month and nine month periods ended
            September 30, 1997 and 1996                                 4

         C. Consolidated Statements of Cash Flows for the
            nine month periods ended September 30, 1997 and 1996        5

         D. Notes to Consolidated Financial Statements                6 - 7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       7 - 9

Part II: OTHER INFORMATION

     Items 1,3, 4, and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

     Item 2. Changes in Securities                                      9

     Item 6. Exhibits and Reports on Form 8-K                           9

PART 1: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                    September 30,   December 31,
                                                       1997            1996
                                                    -------------   ------------
ASSETS
Current Assets:
  Cash                                              $   118,410    $    76,363
  Accounts receivable, net                               85,131         18,709
  Income taxes receivable                                    --         25,796
  Prepaid expenses                                       77,394         56,493
                                                    -----------    -----------
      Total Current Assets                              280,935        177,361

Property and Equipment, net                           1,391,128        953,403

Other Assets:
  Investment in title plant                             175,000        175,000
  Deposits                                               85,982         58,699
  Property held for sale                                 65,696             --
                                                    -----------    -----------

      Total Assets                                  $ 1,998,741    $ 1,364,463
                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable - current portion                   $   183,822    $   173,926
  Accounts payable                                      382,397        549,566
  Accrued expenses                                      131,801         71,210
                                                    -----------    -----------
      Total Current Liabilities                         698,020        794,702

Long-Term Liabilities:
  Notes Payable - long-term portion                     558,102        404,650

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000
  shares authorized, 11,231,029 and 10,316,029
  shares issued and outstanding, respectively            11,231         10,316
  Additional paid-in capital                          2,653,731      1,757,346
  Accumulated deficit                                (1,922,343)    (1,602,551)
                                                    -----------    -----------

     Total Liabilities and Stockholders' Equity     $ 1,998,741    $ 1,364,463
                                                    ===========    ===========

                                  See Notes to
                        Consolidated Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three months ended September 30,  Nine months ended September 30,
                                  1997        1996                1997         1996
                              -----------  ----------         -----------   ----------
REVENUE:
  Title insurance premiums    $ 1,545,632  $  472,108         $ 3,661,888   $1,085,103
  Escrow fees                     603,300     214,883           1,500,276      512,755
  Account servicing                85,267      82,774             247,856      241,346
  Other fees and revenue           56,411       3,022              96,528       15,790
  Interest income                  61,045      25,327             157,984       66,117
                              -----------  ----------         -----------   ----------
                                2,351,655     798,114           5,664,532    1,921,111
                              -----------  ----------         -----------   ----------
EXPENSES:
  Personnel costs               1,210,352     712,852           3,269,687    1,431,370
  Other operating expenses        884,419     548,084           2,350,704    1,024,201
  Acquisition costs                    --          --                  --       57,539
  Escrow commissions              144,220       9,453             325,827       16,768
  Reimbursable legal fees           4,341          --              34,432           --
  Interest expense                 19,169       4,748              46,108       13,787
                              -----------  ----------         -----------   ----------
                                2,262,501   1,275,137           6,026,758    2,543,665
                              -----------  ----------         -----------   ----------
  Income loss before provision
  for income taxes                 89,154    (477,023)           (362,226)    (622,554)

  Income tax benefit                   --          --              42,434           --
                              -----------  ----------         -----------   ----------

  Net income (loss)           $    89,154  $ (477,023)           (319,792)  $ (622,554)
                              ===========  ==========         ===========   ==========

  Income (loss) per share     $      0.01  $    (0.01)        $     (0.03)  $    (0.02)
                              ===========  ==========         ===========   ==========
  Weighted average shares
  outstanding                  11,231,029   9,812,403          11,039,839    9,311,304
                              ===========  ==========         ===========   ==========

                                  See Notes to
                        Consolidated Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                         For the nine months ended September 30,
                                                1997               1996
                                             ----------       -----------
Cash flows from operating activities:

Net income (loss)                            $(319,792)        $ (508,500)

Adjustments to reconcile net income
 (loss) to net cash provided (used)
  by operating activities:
     Depreciation                              176,620             62,582

Changes in Assets and Liabilities:
   Accounts receivable                         (66,422)           (28,481)
   Income taxes receivable                      25,796             51,575
   Prepaid expenses                            (20,901)            (9,767)
   Refundable deposits                         (27,283)           (52,075)
   Accounts payable                           (167,169)           197,552
   Accrued expenses                             60,591              6,090
   Income taxes payable                             --            (10,513)
                                             ---------         ----------
Net cash provided (used) by operating
  activities                                  (338,560)          (291,537)
                                             ---------         ----------
Cash flows for investing activities:

   Purchase of property and equipment         (585,628)          (629,223)
   Property held for sale                      (21,500)                --
   Capitalized acquisition costs                    --           (135,684)
                                             ---------         ----------
Net cash used by investing activities         (607,128)          (764,907)
                                             ---------         ----------
Cash flows from financing activities:
   Borrowings                                  200,000                 --
   Debt service payments                      (109,565)           (26,136)
   Proceeds from the issuance of stock, net    897,300          1,107,000
                                             ---------         ----------
Net cash provided by financing activities      987,735          1,080,864
                                             ---------         ----------

Net increase in cash and cash equivalents       42,047             24,420

Cash at the beginning of the period             76,363             34,556
                                             ---------         ----------

Cash at the end of the period                $ 118,410         $   58,976
                                             =========         ==========

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

NOTE 2 - PRIVATE PLACEMENT OF COMMON STOCK

        On March 11, 1997, the Company's Board of Directors ("The Board") authorized the sale of up to 2,500,000 shares of the Company's common stock to accredited investors at $1.00. During the nine month period ended September 30, 1997, the Company sold 915,000 shares of common stock which, after deducting commissions and other offering expenses, resulted in net proceeds to the Company of $897,300. Beginning in June 1, 1996 and continuing through September 30, 1997, the Company sold an aggregate of 2,220,000 shares of common stock through private placements to accredited investors.

NOTE 3 - CONVERTIBLE NOTE OBLIGATIONS

        During the nine month period ended September 30, 1997, the Company issued convertible notes for the purpose of obtaining capital to open two new branches. The convertible notes require payment of interest only for eighteen
(18) months at an interest rate equal to the prime rate (in effect) plus 2 1/2%. At any time within the eighteen (18) months, the note holders will have the option of converting the obligation into common stock of the Company at $1.00 per share. The convertible notes are secured by furniture and equipment in the respective branches.

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

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY

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

OPERATING REVENUES

        For the nine-month period ended September 30, 1997, Capital Title reported operating revenue of $5,664,532 an increase of $3,743,421 or 194.9% over the same period ended September 30, 1996. Operating revenue for the three months ended September 30, 1997 was $2,351,655 an increase of $1,553,541 or 121.8% over the three months ended September 30, 1996. The revenue increase is attributable to the Company's expansion into Maricopa County, Arizona, increased market share in Maricopa County and Yavapai County, Arizona, and a favorable real estate market.

        The Company began operations in Yavapai County, Arizona in 1981. In August 1996, the Company expanded operations into Maricopa County, Arizona. The Company currently has six (6) branches in Yavapai County, six (6) branches in Maricopa County, and two headquarters, one in each County. The following table presents information regarding the approximate monthly revenue from escrow and title operations, escrow openings, and escrow closings from Yavapai and Maricopa operations:
                                                Escrow      Escrow
          For the Month Ended      Revenue     Openings    Closings
          -------------------      -------     --------    --------

          January 31, 1997         392,000        706         456
          February 28, 1997        376,000        873         410
          March 31, 1997           522,000        949         609
          April 30, 1997           526,000        966         629
          May 31, 1997             581,000        893         620
          June 30, 1997            616,000        976         621
          July 31, 1997            648,000      1,188         658
          August 31, 1997          704,000      1,278         723
          September 31, 1997       797,000      1,197         923

        Revenues from operations have been growing at a steady rate since Maricopa operations began in August, 1996. Management expects the trend to continue as additional branches are opened and the Company's market share

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY

increases in Maricopa and Yavapai Counties. The Company opened an additional branch in Northwest Phoenix, and Prescott during the third quarter of 1997 and anticipates opening a branch in North Scottsdale early in the fourth quarter of 1997. In addition to Maricopa County's Management and Title Department, there is a Commercial and Residential Escrow Unit, the Company's Lenders Division, and Trustee Sales Division operating out of the Maricopa County headquarters. Operating within Yavapai County's headquarters is a Residential and Commercial Escrow Department, the Company's Account Servicing Department and the Yavapai County Title Department.

EXPENSES

        Personnel costs, including commissions, are the most significant component of the Company's operating expenses. On September 30, 1996 the Company had 110 employees. Due to the Company's expansion, the number of employees has increased to 155 as of September 30, 1997. For the nine month period ended September 30, 1997, personnel costs including commissions equaled $3,595,514 or 63.5% of total revenue. For the three month period ended September 30, 1997, personnel costs including commissions equaled $1,354,572 or 57.6% of total revenue. Escrow and title revenues are not recognized until escrow closes; therefore, revenues usually lag behind the expenses incurred to generate the revenue by 45 to 90 days. As a result, personnel costs as a percent of revenue will increase during expansion and return to normal two or three months later. The Company opened a new branch in each of the first and third quarters of 1997 and a new branch opening is scheduled in the first part of the fourth quarter. The Company did not open any new branches in the second quarter. Additionally, in the third quarter of 1997, the Company hired several experienced escrow officers and placed them in existing offices in Maricopa County.

        The significant components of other operation expenses include rent, supplies, utilities, insurance, title underwriting, depreciation, title plant maintenance and access, and postage and delivery charges. Other operating expenses increased from $1,024,201 or 53.3% of total revenue to $2,350,704 or 41.5% of total revenue for the nine month period ended September 30, 1997 compared to the same time period in 1996. Other operating expenses increased $124,733 for the three months ended September 30, 1997 compared to the three months ended June 30, 1997. However, other operating expenses as a percent of revenue decreased from 40.6% to 37.6% for the three months ended September 30, 1997 compared to the three months ended June 30, 1997. Other operating expenses increased due to the increase in escrow orders, and the fixed costs associated with opening additional branches in the first and third quarter of 1997.

        The Company previously implemented and remains committed to aggressive cost control programs intended to strictly monitor its level of operating expenses while preserving the Company's high level of service and a budgeting program for capital expenditures that together were calculated as benefiting the Company's plans for continued expansion.

LIQUIDITY AND CAPITAL RESOURCES

        As the Company expanded into Maricopa County, Arizona, the Company's liquidity requirements have also increased as a result of working capital needs. The Company generated $987,735 in cash from financing activities in the nine month period ended September 30, 1997 compared to $1,080,864 in the same period

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY

of 1996. During the nine month periods ended September 30, 1997 and 1996, the cash generated from financing activities was used to pay for operations and purchase equipment which resulted in net cash flows of $42,047 and $24,420, respectively.

        Management expects the cash provided from operations to adequately fund operations and the opening of one additional branch in the fourth quarter of 1997. The short and long-term liquidity requirements of the Company and its subsidiary are monitored regularly. Management believes the Company can meet both its short and long-term capital needs as of September 30, 1997.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

        During the nine month period ended September 30, 1997, the Company completed a private placement to eighteen (18) accredited investors of 915,000 shares of its Common Stock at a price of $1.00 per share. The Company received net proceeds (after deducting commissions and other offering expenses) of approximately $897,300. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and in reliance on Rule 506 of Regulation D promulgated thereunder.

During the nine month period ended September 30, 1997, the Company also completed a private placement to two (2) accredited investors of $200,000 in convertible debt securities. These convertible notes bear interest at a rate equal to the prime rate (as in effect from time to time) plus two and one-half percent (2 1/2%), and only interest is payable during the first eighteen (18) months following issuance. At any time during such eighteen (18) month period, the holder has the option of converting the outstanding obligation represented by any convertible note into shares of Common Stock of the Company at a conversion rate of $1.00 per share. These convertible notes were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and in reliance on Regulation D and Regulation S promulgated thereunder.

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

                           CAPITAL TITLE GROUP, INC.
                           -------------------------
                                  (Registrant)

 By:    /s/ Donald R. Head
        -------------------------
        Donald R. Head
        Chairman of the Board,
        Chief Executive Officer
                                                        Date:  October 28, 1997

 By:    /s/ Michael J. Benjamin
        -------------------------
        Michael J. Benjamin
        Vice President
        (Principal Finance and Accounting Officer)