Form 10QSB/A
period 1997-09-30
CAPITAL TITLE GROUP INC
filed 1997-11-03
CIK 1017158

================================================================================

               Quarterly Report For Small Business Issuers Subject
                     to the 1934 Act Reporting Requirements

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB/A-1


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
                                                                 -----------
    Item 1. Condensed Consolidated Financial Statements

         A. Consolidated Balance Sheets as of
            September 30, 1997 and December 31, 1996                    3

         B. Consolidated Statements of Operations for the
            three month and nine month periods ended
            September 30, 1997 and 1996                                 4

         C. Consolidated Statements of Cash Flows for the
            nine month periods ended September 30, 1997 and 1996        5

         D. Notes to Consolidated Financial Statements                6 - 7

    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       7 - 9

Signatures                                                             10

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
                                                    ===========    ===========

                                  See Notes to
                        Consolidated Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three months ended September 30,  Nine months ended September 30,
                                  1997        1996                1997         1996
                              -----------  ----------         -----------   ----------
REVENUE:
  Title insurance premiums    $ 1,545,632  $  472,108         $ 3,661,888   $1,085,103
  Escrow fees                     603,300     214,883           1,500,276      512,755
  Account servicing                85,267      82,774             247,856      241,346
  Other fees and revenue           56,411       3,022              96,528       15,790
  Interest income                  61,045      25,327             157,984       66,117
                              -----------  ----------         -----------   ----------
                                2,351,655     798,114           5,664,532    1,921,111
                              -----------  ----------         -----------   ----------
EXPENSES:
  Personnel costs               1,210,352     712,852           3,269,687    1,431,370
  Other operating expenses        884,419     548,084           2,350,704    1,024,201
  Acquisition costs                    --          --                  --       57,539
  Escrow commissions              144,220       9,453             325,827       16,768
  Reimbursable legal fees           4,341          --              34,432           --
  Interest expense                 19,169       4,748              46,108       13,787
                              -----------  ----------         -----------   ----------
                                2,262,501   1,275,137           6,026,758    2,543,665
                              -----------  ----------         -----------   ----------
  Income loss before provision
  for income taxes                 89,154    (477,023)           (362,226)    (622,554)

  Income tax benefit                   --          --              42,434           --
                              -----------  ----------         -----------   ----------

  Net income (loss)           $    89,154  $ (477,023)           (319,792)  $ (622,554)
                              ===========  ==========         ===========   ==========

  Income (loss) per share     $      0.01  $    (0.05)        $     (0.03)  $    (0.07)
                              ===========  ==========         ===========   ==========
  Weighted average shares
  outstanding                  11,231,029   9,812,403          11,039,839    9,311,304
                              ===========  ==========         ===========   ==========

                                  See Notes to
                        Consolidated Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                         For the nine months ended September 30,
                                                1997               1996
                                             ----------       -----------
Cash flows from operating activities:

Net income (loss)                            $(319,792)        $ (622,554)

Adjustments to reconcile net income
 (loss) to net cash provided (used)
  by operating activities:
     Depreciation                              176,620             62,582

Changes in Assets and Liabilities:
   Accounts receivable                         (66,422)           (28,481)
   Income taxes receivable                      25,796             51,575
   Prepaid expenses                            (20,901)            (9,767)
   Refundable deposits                         (27,283)           (52,075)
   Accounts payable                           (167,169)           197,552
   Accrued expenses                             60,591              6,090
   Income taxes payable                             --            (10,513)
                                             ---------         ----------
Net cash provided (used) by operating
  activities                                  (338,560)          (405,591)
                                             ---------         ----------
Cash flows for investing activities:

   Purchase of property and equipment         (585,628)          (629,223)
   Property held for sale                      (21,500)                --
   Capitalized acquisition costs                    --            (98,660)
                                             ---------         ----------
Net cash used by investing activities         (607,128)          (727,883)
                                             ---------         ----------
Cash flows from financing activities:
   Borrowings                                  200,000                 --
   Debt service payments                      (109,565)           (26,136)
   Proceeds from the issuance of stock, net    897,300          1,184,030
                                             ---------         ----------
Net cash provided by financing activities      987,735          1,157,894
                                             ---------         ----------

Net increase in cash and cash equivalents       42,047             24,420

Cash at the beginning of the period             76,363             34,556
                                             ---------         ----------

Cash at the end of the period                $ 118,410         $   58,976
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

LIQUIDITY AND CAPITAL RESOURCES

        As the Company expanded into Maricopa County, Arizona, the Company's liquidity requirements have also increased as a result of working capital needs. The Company generated $987,735 in cash from financing activities in the nine

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY


month period ended September 30, 1997 compared to $1,184,030 in the same period of 1996. During the nine month periods ended September 30, 1997 and 1996, the cash generated from financing activities was used to pay for operations and purchase equipment which resulted in net cash flows of $42,047 and $24,420, respectively.


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

                                                        Date:  November 3, 1997


 By:    /s/ Michael J. Benjamin
        -------------------------
        Michael J. Benjamin
        Vice President
        (Principal Finance and Accounting Officer)