Form 10KSB
period 1997-12-31
CAPITAL TITLE GROUP INC
filed 1998-03-25
CIK 1017158

================================================================================
                Annual Report For Small Business Issuers Subject
                     to the 1934 Act Reporting Requirements

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Year Ended December 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission File No. 0-21417

                            CAPITAL TITLE GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

           Delaware                                       87-0399785
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

14555 North Scottsdale Rd. Suite 320, Scottsdale, Arizona      85254
---------------------------------------------------------    ----------
(Address of principal executive offices)                     (Zip Code)

                    Issuer's telephone number: (602) 483-8868
                                              -----------------
              Securities registered under Section 12(b) of the Act:
                                      NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [ ]

On March 15, 1998, the aggregate market value of the voting stock held by non-affiliates of the issuer was $27,375,000. This figure was estimated based on March 13, 1998 close of the Company's common stock. The number of shares of Common Stock outstanding on March 15, 1998 was 11,231,029. As of March 20, 1998 the Company had received subscriptions for 433,500 units in a private placement offering. Each unit is comprised of two shares of Common Stock and one Common Stock Warrant. The shares and warrants issued in conjunction with the private placement were not considered issued and outstanding as of March 15, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information in Part II Item 7 Financial Statements and Supplementary Data is incorporated herein by reference to Form 10-KSB

================================================================================

                                     PART I

ITEM 1. BUSINESS

COMPANY HISTORY AND OVERVIEW

     Capital Title Group, Inc., a Delaware corporation (the "Company" or "Capital Title Group"), through its wholly owned subsidiary, Capital Title Agency, Inc., an Arizona corporation ("Capital Title"), operates an independent title agency and escrow business with headquarters in Phoenix, Arizona. Capital Title Group was formed under the laws of Utah in 1983 and redomiciled in Delaware in 1989. Capital Title was formed as an Arizona corporation in 1981 and has engaged in business as an independent title agency and escrow company since that time.

     On May 23, 1996, the Board of Directors of Capital Title Group, (formerly Norvex, Inc.), and the Board of Directors of Capital Title, approved a share exchange transaction between Capital Title and Capital Title Group ("the Acquisition Transaction"), pursuant to which Capital Title Group issued 5.781 shares of Capital Title's, $.001 par value, common stock in exchange for each share held by Capital Title's shareholders. Immediately prior to the Acquisition Transaction, Capital Title Group had 1,686,164 shares issued and outstanding and approximately 75 shareholders. In the Acquisition Transaction, Capital Title Group issued 6,734,865 shares to the existing shareholders of Capital Title. The share exchange ratio was determined by arm's length negotiations between the respective boards of directors of Capital Title Group and Capital Title, based on a number of factors, including the business prospects and financial condition of the respective entities.

     Prior to the merger, Capital Title Group had no significant business operations or holdings. As a result of the Acquisition Transaction, Capital Title Group now operates Capital Title as a wholly owned subsidiary.

     Since 1981, Capital Title has provided continuous title insurance and escrow services to the real estate industry in Yavapai County, Arizona. In July 1996, Capital Title expanded its operations into the metropolitan area of Phoenix, Arizona located in Maricopa County. As of March 15, 1998, the Company has seventeen branch offices, seven are located in Yavapai County, Arizona and ten are in the Phoenix metropolitan area. The Company plans to continue its growth in Yavapai and Maricopa Counties and, as conditions merit, expand outside Arizona. The Company intends to accomplish this planned expansion through acquisition or recruitment of escrow officers with significant existing revenue production based upon their relationships with real estate brokers, mortgage lenders and other industry participants. The Company will attempt to attract these significant producers through employment packages that include stock options and stock purchase programs as substantial motivational incentives.

     The principal executive offices of the Company are located at 14555 N. Scottsdale Road, Suite 320, Scottsdale, Arizona 85254 and the Company's telephone number is: (602) 483-8868.

COMPANY OPERATIONS

     Capital Title is an independent title agency providing escrow services and, as an agent for First American Title Insurance Company ("First American"), United General Insurance Company ("United General") and Old Republic Insurance Company ("Old Republic"), issuing title insurance policies to service the real estate industry in Yavapai County and Maricopa County, Arizona. Capital Title's operations commenced in 1981 in Prescott, Arizona. During 1995 and 1996, Capital Title began an expansion program, opening additional offices in the Yavapai County population centers of Prescott Valley, Cottonwood and Sedona. During 1996 and 1997, Capital Title opened seven branch offices in Maricopa County, Arizona. As conditions and operating results warrant, the Company plans to open additional branch offices in Maricopa and Yavapai Counties in addition to other counties throughout Arizona.

     According to the BANK ONE ECONOMIC OUTLOOK CENTER, Arizona ranked among the top five states in the nation in the rate of new job creation, population growth, and gains in personal income for 1997. Additionally, Phoenix was one of the top five single family housing markets in the nation and the leading single family market in all the Western States. Phoenix is currently the 7th largest city in the United States with an estimated population of 1.08 million. The BANK ONE ECONOMIC OUTLOOK CENTER has projected the Phoenix population growth to continue through the year 2000, adding more than 600,000 new residents and making Phoenix the 6th largest city in the nation. The Company believes the surrounding metropolitan areas in Maricopa County have the potential to grow at an even more accelerated pace. Yavapai County has a current estimated population of 139,000 which is expected to increase to approximately 154,000 by the year 2000 according to the NORTHERN ARIZONA ECONOMIC MONITOR.

     Capital Title's expansion plans also call for the opening of offices outside of Arizona. California has the distinction of creating more jobs than any other state in nation in 1997 and was the only Western state to record gains in single family housing construction permits in 1997. Nevada's construction employment was up nine percent (9%) and non-farm jobs increased seven percent (7%) in 1997. Nevada has the distinction of being the number one growth state for jobs in 1997 compared to 1996. Management believes these trends will continue and expects the Western states to lead the nation in population growth, job growth, and housing activity in 1998.

     The most recent market-share reports from December 1997 show Capital Title as one of the top two title insurers in Yavapai County with a market share of approximately 32%. As of December 31, 1997, Capital Title ranked tenth in Maricopa County market share, having moved up from twentieth in the last eighteen months. Since expanding into Maricopa County, the Company has more than doubled its number of employees and branch offices.

INDUSTRY OVERVIEW

     Title Insurance has become accepted as the most efficient means of determining title to, and the priority of interests in, real estate in nearly all parts of the United States. Virtually all real property lenders require their borrowers to obtain title insurance policies at the time mortgage loans are made.

     The title insurance industry has undergone some changes in the past few years associated with revenues fluctuating based on changes in interest rates. Companies have focused on advancing technology in order to reduce costs, improve accuracy, and respond to the continuing pressures within the real estate industry for faster and more cost effective processing of transactions. The major expense of a title agency company is the search and examination function in preparing preliminary title reports, commitments, and title policies, and not from claim losses associated with said policies. Technology has improved the accuracy and consistency of information, and allowed companies to maintain or increase their number of closings with the same number of or fewer employees.

     Capital Title implemented its advanced proprietary technology in its expansion into Maricopa County and has competitively positioned itself by possessing technology that successfully combines title information available from multiple sources via electronic data exchange. Further, as Capital Title continues to establish new operations, it is not hindered by existing operational limitations, but rather is free to begin expansion operations utilizing its advanced system that to date appears to outperform the technology of major title companies that possess greater resources than those of Capital Title.

     In the past twenty years, several large, national companies have captured a little over fifty percent of the market by securing the capital required to meet the regulatory requirements of an insurance company combining with the retention of independent agency operations. Larger companies, like Chicago Title and Trust Company, First American Financial Corporation, and Fidelity National Financial, Inc., began on the local level, operating in a single city or county. From this small starting point, these companies grew to regional leaders and finally into national leaders in the industry.

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

     DIRECT VS. AGENCY SALES. Preliminary reports and commitments to issue a policies are prepared by title underwriters (direct sales) or by independent agents on behalf of the underwriters (agency sales). The terms and conditions upon which the real property will be insured are determined in accordance with the standard policies and procedures of the title underwriter. In direct sales, the title underwriter issues the preliminary report and commitment and retains the entire title premium paid in connection with the transaction. In agency sales, the search and examination function is performed by the independent agent and the majority of the premium collected is retained by the agent, with the balance remitted to the title underwriter. Independent agents may select among several title underwriters based upon the amount of the premium "split" offered, the overall terms and conditions of the agency agreement, including indemnification obligations of the agent, and the scope of services offered to the agent by the title underwriter. Agent commissions vary by geographic region.

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

     (v) Once the transaction is closed and all moneys have been released, the policy is issued (a) to the owner and the lender on a resale transaction or (b) to the lender only on a refinancing transaction.

     LOSSES AND RESERVES. The maximum amount of liability under a title insurance policy is usually the face amount of the policy plus the cost of defending the insurer's title against an adverse claim. The reserve for claim losses is based upon known claims as well as losses the insurer expects to incur based on historical experience and other factors, including industry averages, claims loss history, current legal environment, geographic considerations and type of policy written.

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

     It is estimated that title industry revenue for 1996 was approximately $5.6 billion, which is slightly less than 1995 estimated industry revenue of $6.0 billion. Sales of single-family dwellings in 1997 increased approximately 5.4% from 1996, to an estimated 4.32 million units.

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

     MANAGEMENT. The Company recognizes that its aggressive growth plan calls for executive management with extensive industry operational and expansion experience. Capital Title was co-founded by Donald R. Head, the Chairman of the Board and Chief Executive Officer since Capital Title's inception in 1981. Mr. Head has extensive experience as a developer and entrepreneur within the real estate industry. Additionally, he served as a board member on several U.S. and Canadian public companies and ran a successful attorney practice in Prescott, Arizona. Mr. Head holds a Bachelor's Degree in Business Administration from Arizona State University and is a graduate of the University of Arizona law school.

     Capital Title appointed Mr. Andrew Johns as President effective April 16, 1996. Mr. Johns, the former President of Stewart Title for the State of California, has over 28 years of industry experience, including the expansion of United Title's Orange County operations throughout the Southern California market. The Company believes that Mr. Johns has the leadership, experience and industry contacts required to effect Capital Title's expansion into the California Market.

     In February, 1998, the Company appointed Milton Ferrantelli, Senior Vice President of Capital Title Group and President of Capital Title Agency Inc.'s Arizona operations. Mr. Ferrantelli purchased United Title Insurance Agency in 1986 with two active partners and served as its President and Chief Executive Officer, prior to its acquisition by Norwest Financial in 1994. United Title held the number one market share for title and escrow services in Maricopa County from 1984 through 1994. Mr. Ferrantelli has over twenty-five years of experience in the title and escrow industry in the Arizona marketplace.

     James A. Clifford and Nick Velimirovich, two experienced executives who combined have almost 35 years of experience in escrow and title operation, together run the Maricopa County, Arizona operations. Prior to joining the Capital Title team, Clifford and Velimirovich, were key executives at United Title Insurance Agency.

     Cynthia Schleicher, who has 14 years of experience in escrow and title operations, runs the Yavapai County, Arizona operations. The Company employs several additional experienced and dedicated executive officers to support the above mentioned executives. See Item 9 - "Directors, Executive Officers, Promoters and Control Persons."

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

     EXPANSION. The Company intends to accomplish its planned expansion through acquisitions of existing title agencies and opening operations in California, Nevada, and other states throughout the southwest. These expanded operations are expected to be enhanced by utilizing the Company's recruiting ability that has proven extremely successful in Arizona.

     The Company is also evaluating a strategy for the integration of related real estate services to enhance the services it already offers to its customers and the formation of a property and casualty insurance agency operation that would benefit from the built-in client bases established by title insurance activity.

COMPANY OPERATIONS

     The Company reported record revenues for each quarter in 1997 with revenue up 223% for the year ended December 31, 1997 compared to the fiscal year ended October 31, 1996. Revenue was $8.35 million for the year ended December 31, 1997 compared to $2.58 million for the fiscal year ended October 31, 1996. The Company changed its October fiscal year end to a December fiscal year end to be consistent with the year ends of most major companies in the title industry. The Company set a record for monthly revenue in December of 1997 with revenue for the month of $1.05 million.

     For the fiscal years ended December 31, 1997 and October 31, 1996, revenues from the issuance of title insurance policies represented 64% and 56%, respectively, of the Company's consolidated revenues. Escrow fees for the years ended December 31, 1997 and October 31, 1996 represented 26% and 27%, respectively, of the Company's consolidated revenue. The Company's other principal revenue source is derived from account servicing. The Company reported revenue from account servicing during the years ended December 31, 1997 and October 31, 1996 of approximately $341,000 and $315,000, respectively.

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

     ESCROW SERVICE. Capital Title's escrow department is responsible for handling the consummation of real estate sales, exchanges and a variety of other transactions involving the sale or encumbrance of real property, refinance of real property, sales of assets of businesses and sales of promissory notes secured by deeds of trust.

     The escrow officer and assistant typically prepare escrow documents pursuant to the real estate contract. The escrow instructions provide guidance to all concerned parties as to the conditions required for the real estate transaction. Furthermore, the instructions provide authorization for the escrow agent to request information concerning matters appearing of record, the receipt of all earnest moneys and closing funds, the disbursement of seller proceeds, payoff of underlying liens, judgments, real property taxes, insurance and any other disbursement as set forth in the instructions or by the parties to the transaction. The instructions also include authorization to prepare and obtain documents necessary to complete the real estate transaction.

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

     Capital Title owns a "title plant," a listing and history of each parcel of ground in a particular county, for Yavapai County, Arizona. In 1996, Capital Title entered into a five (5) year service agreement for a "title plant" in Maricopa County, Arizona. The Company can use the services of a third party title plant provider or acquire additional title plants for purposes of conducting its title research as it expands into additional geographic areas. The cost of obtaining "title plants" varies with economic and market conditions in the geographic area to which the title plants relate. The Company believes it will be able to obtain "title plants" on terms and conditions that are acceptable to it through the acquisition of title companies as the Company expands into other markets. However, there can be no assurance in this regard.

     CLAIMS AND UNDERWRITING. Capital Title provides title insurance as an agent of First American, United General Insurance Company, and Old Republic. These services are provided pursuant to Underwriting Agreements with First American, United General and Old Republic, which state the conditions on which Capital Title is authorized to issue a title insurance policy on behalf of First American, United General or Old Republic and prescribe the circumstances under which Capital Title may be liable to First American, United General, or Old Republic if a policy loss is attributable to errors made by Capital Title. The underwriting agreements with First American, United General, and Old Republic provide that the Company: (1) must fully comply with all requirements relating to the issuance of title insurance within each of the counties in which the Company does business and must comply with generally accepted standards of underwriting; (2) will be liable for any losses payable on a basis of erroneous reports or in excess of the stated liability on the policy when an insured makes a successful claim based on negligence; (3) may not write a policy in excess of the stated contract amount without prior approval from the insurance company; and (4) will be liable for the first $5,000 of each loss, unless specifically waived by the insurance company. The Company is not a sole agent for First American, United General or Old Republic.

     Claims against the policy of title insurance normally arise out of human error. During the process of accumulation and analysis of the public record, certain inaccuracies and inconsistencies are encountered that sometimes result in a situation in which interpretation of these documents could lead to a claim. Such claims are reviewed by Capital Title's staff and, if warranted, sent to the insurance carrier for final disposition.

     Underwriting is the process of analyzing risk assumption. As each individual situation arises, the local staff makes a risk analysis. If the local underwriting staff decides that the risk assumption is outside its underwriting authority, the insurance carrier is contacted for its underwriting approval.

     ACCOUNT SERVICING. The account servicing department handles the receipt and disbursement of moneys for accounts with respect to which Capital Title acts as servicing agent for a transaction. Its responsibility as trustee includes the maintenance of all records reflecting receipts and disbursements, calculation of total interest, principal and any other sums due as required under the agreement/note between the buyer and the seller. This information is summarized and reported to the Internal Revenue Service with the appropriate Form 1098 and/or 1099 supplied to the buyer and the seller. Following the payoff of accounts, the servicing agent prepares and records the appropriate documents necessary to substantiate accounts as paid in full in the applicable county records. Typically, transactions serviced by Capital Title include promissory notes secured by deeds of trust and agreements of sale.

     FORECLOSURES. Both promissory notes secured by deeds of trust and agreements of sale can be foreclosed non-judicially by the servicing agent. As trustee of the documents being serviced by Capital Title, the seller and/or beneficiary can direct the servicing agent, at the time of default, to proceed with foreclosure of the lien.

     The  maintenance  of  accurate  up-to-date  accounting  and  control of all
original   documents  enable  the   trustee/servicing   agent  to  expedite  the
non-judicial trustee sale or foreclosure.

     ADMINISTRATION.   Capital  Title's  administrative  staff  handles  general
accounting and finance, human resources, purchasing, management information systems and regulatory compliance.

CUSTOMERS

     Capital Title is not dependent upon any single customer or single group of customers. The loss of any one customer would not have a material adverse effect on the Company.

SEASONALITY

     The title insurance business is closely related to overall levels of real estate activity. Historically, real estate activity slows down in the winter months with volumes showing significant improvements in the spring and summer months. In addition, the title insurance business is cyclical due to the effect of interest rate fluctuations on the level of real estate activity. Periods of high interest rates adversely effect real estate activity and therefore premium and escrow revenues.

COMPETITION

     The title insurance business is highly competitive. Companies with significant market share in Arizona include First American Title, Security Title, ATI Title Agency, Fidelity Title, Lawyers Title, and Chicago Title. The number and size of competing companies varies in different geographic areas. In those areas where the Company operates and intends to operate, the Company will face competition from major national insurance underwriters and other independent agencies, many of which have greater financial and other resources than the Company. The Company believes that quality and timeliness of service are the key competitive factors in the industry, because parties to a real estate transaction are usually concerned with time schedules and costs associated with delays in the closing of transactions. In those states where prices are not established by regulation, the price of title insurance is also an important competitive factor.

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

EMPLOYEES

     As of December 31, 1997, the Company had a total of 175 employees, of which 101 (including officers of the Company) were in the marketing/escrow department, 34 were in the title department, 8 were in customer service, 2 was in trustee sales, 6 were in account services and 24 were in administration. The Company believes that its relations with its employees are excellent.

ITEM 2. PROPERTIES

     The Company conducts its business operations in leased office space. As of December 31, 1997, the Company leases approximately 16,640 square feet in Yavapai County and approximately 29,825 square feet in Maricopa County. The Company currently leases offices at seventeen locations with remaining lease periods ranging from one to sixty months. The Company's monthly rental payments at the foregoing locations are approximately $65,000.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in certain legal actions which arise in the normal course of its title business. The Company believes that none of these claims are material, either individually or in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     On May 15, 1997, Capital Title Group, as a fully reporting company with the Securities and Exchange Commission, received approval to publicly trade its common stock on the NASDAQ Over-The -Counter Electronic Bulletin Board market, utilizing the symbol "CTGI." Capital Title Group became a public company for two reasons: to gain access to additional growth capital available in the financial markets and to motivate its employees with a public stock ownership program.

     The following table sets forth high and low bid price quotations for each quarter since the Company began trading on May 15, 1997:

             Date                         High/Bid    Low/Bid      Shares Traded
             ----                         --------    -------      -------------
     May 15 through June 30, 1997         $ 3.00      $ 2.5             30,500
     July 1 through September 30, 1997     2.375        1.5            133,900
     October 1 through December 31, 1997   1.8125       1.5            114,600
     January 1 through March 15, 1998      2.4375       1.5625         145,700

     The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

     As of December 31, 1997, the Company had issued and outstanding 11,231,029 shares of common stock. In addition, 1,300,000 shares are reserved for issuance under the Company's 1996 Stock Option Plan and 200,000 shares are reserved for issuance under the Company's Directors Non-Employee Plan. (See Item 11 "Security Ownership of Certain Beneficial Owners and Management.") Of the Company's 11,231,029 shares of common stock issued and outstanding on December 31, 1997, 1,211,197 shares are eligible for resale under Rule 144. At December 31, 1997, there were approximately 169 record holders of the Company's Common Stock.

     Between  September  26, 1997 and  December  31,  1997,  the Company  issued
$250,000 in convertible notes for the purpose of obtaining capital to open two new branches in Maricopa County, Arizona. The convertible notes require payment of interest only for eighteen (18) months at an interest rate equal to the prime rate (in effect) plus 2 1/2%. At any time within the eighteen (18) months, the note holders will have the option of converting the obligation into common stock of the Company at $1.00 per share. The convertible notes are secured by furniture and equipment in the respective branches.

     On March 11, 1997, the Company's Board of Directors authorized the sale of up to 2,500,000 shares of the Company's common stock to accredited investors at $1.00 per share. Beginning in June 1, 1996 and continuing through December 31, 1997, the Company sold an aggregate of 2,220,000 shares common stock through private placements to accredited investors.

     In December 1997, the Company's Board of Directors authorized the private placement sale of units (consisting of common stock and warrants) to accredited investors at $3.00 per unit. A unit is comprised of two (2) shares of the company's common stock and one warrant to purchase an additional share at $2.50. The warrants must be exercised within two years following the closing of the offering. The Company began marketing the private placement in February 1998. Accordingly as of December 31, 1997, the Company had not sold any shares in accordance with the new private placement.

     In December 1997, the Company's Board of Directors authorized the sale of an additional $125,000 in convertible notes for the purpose of obtaining capital to open one additional branch in Maricopa County, Arizona. The convertible notes require payment of interest only for eighteen (18) months at an interest rate equal to the prime rate (in effect) plus 2 1/2%. At any time within the eighteen
(18) months, the note holders will have the option of converting the obligation into common stock of the Company at $2.00 per share. The convertible notes are secured by furniture and equipment in the respective branch.

     The Company has never paid a dividend on its Common Stock. The Company does not anticipate paying any dividends on its Common Stock in the foreseeable future. Rather, the Company anticipates that its earnings, if any, will be retained to fund the Company's working capital needs and the planned expansion of its business. The payment of any dividends will be dependent upon the discretion of the Board of Directors. Furthermore, under Delaware corporate law, in the absence of current or retained earnings, the Company may be prohibited from paying dividends (whether in cash or otherwise).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. The discussion of the results of operations and financial condition for the year ended October 31, 1996 excludes the activity of Capital Title Group prior to May 23, 1996, the Acquisition Transaction date. Additionally, these discussions compare the year beginning November 1, 1995 through October 31, 1996 to the year beginning January 1, 1997 through December 31, 1997. The Company changed its October fiscal year end to a December fiscal year end to be consistent with the year end closing of most major companies in the title industry. Where relevant these discussions will include results of the two (2) month transitional period November 1, 1996 through December 31, 1996.

OVERVIEW

     Capital Title's primary business is providing title and escrow services in Maricopa and Yavapai County, Arizona. The Company experienced a 223% increase in revenue for the fiscal year ended December 31, 1997 compared to the fiscal year ended October 31, 1996. This increase is largely due to the Company's expansion into Maricopa County, Arizona. Other factors which have attributed to the Company's explosive growth in 1997 include the increased market share the Company has been able to achieve in Yavapai County, Arizona, and the favorable overall real estate market in Maricopa and Yavapai Counties, Arizona.

     In June 1996, the Company began the first phase of its aggressive growth plan which is expected to take several more years to complete. In August 1996, the Company moved its corporate headquarters to Phoenix and opened three (3) branches in Maricopa County. By the end of the first quarter of 1997, Capital Title had opened two (2) additional branches in Maricopa County and, according to the SYKES REPORT, the Company was ranked thirteenth (13) in overall market share in Maricopa County, Arizona. By the end of 1997, the Company opened two
(2) more branch offices in Maricopa County, relocated its corporate headquarters to Scottsdale, Arizona, and moved into the number ten (10) market share position in Maricopa County. The Company expects to open four (4) more branches in Maricopa County during the next twelve (12) months. The Company currently has ten (10) branches in Maricopa County.

     The Company has been operation in Yavapai County since 1981. Coinciding with the Maricopa expansion, Capital Title expanded its operations in Yavapai County in 1996 and 1997 by opening a branch in Chino Valley and opening an additional branch in the city of Prescott. From 1996 to 1997, the Company increased its Yavapai market share moving into the number one (1) market position with approximately 31% of the overall market. Capital Title currently has seven (7) branches in Yavapai County, Arizona.

     The successful growth into Maricopa County, Arizona and the further expansion and market share increase in Yavapai County, Arizona was possible because of a recruitment program which allows each employee of Capital Title to become an owner of the company through the Company's employee stock option plan and a management philosophy which allows each branch manager to operate their branch as if it was their own company. The Company will continue to use this philosophy as it expands throughout Arizona and the Southwest.

RESULTS OF OPERATIONS

     CHANGE IN YEAR END. In December 1996, the Company elected to change its year end from October to December. The Company filed a 10-QSB Transitional Report for the two (2) month period ended December 31, 1996. These discussions compare the fiscal year ended October 31, 1996 to the calendar year ended December 31, 1997.

     REVENUE. The Company's revenues increased by $5,765,849 or 223% for the fiscal year ended December 31, 1997 as compared to the fiscal year ended October 31, 1996. The following table presents information regarding the components of the Company's revenue:

                             For The Years Ended,
                           ------------------------
                           December 31,  October 31,
                              1997          1996
                           -----------   ----------
Title Insurance Premiums   $5,359,001   $1,451,479
Escrow Fees                 2,190,641      695,995
Account Servicing             341,292      314,939
Other Fees and Revenue        186,151       16,947
Interest Income               271,419      103,295
                           ----------   ----------
                           $8,348,504   $2,582,655
                           ==========   ==========
Orders Closed                   8,298        2,748
                           ==========   ==========
Average Fee Per file       $      910   $      780
                           ==========   ==========

     Title  insurance  premium and escrow fees revenue  increased  approximately
$5,402,168 or 252% from 1996. The revenue increase is attributable to the Company's expansion into and increased market share in Maricopa County, Arizona, increased market share in Yavapai County, Arizona, a favorable real estate market, and favorable interest rates.

     The Company's revenue from title insurance premiums and escrow fees is primarily from three sources. The largest revenue source is from residential resells. Residential resells made up approximately 65% of the Company's title and escrow revenue during 1997 compared to approximately 55% in 1996. The current residential resell marketing projections for Maricopa and Yavapai Counties predict that the resell market should continue improving as new house prices continue to climb and mortgage interest rates remain at their current historical low levels. The Company's marketing plan for Maricopa and Yavapai Counties, is for approximately 80% of the Company's title and escrow revenue to be derived from the resell business. Historically, the resell business has been the most consistent and does not fluctuate as much as commercial, new homes sells, or refinancing segments of the market. The commercial, new home sells, and refinancing markets tend to be more influenced by interest rates and other economic conditions.

     Refinancing made up approximately 30% of the Company's title and escrow revenue during 1997 compared to approximately 40% in 1996. The December market share reports showed the Company ranked eighth in Maricopa County, and second in Yavapai County for refinancing transactions. Management believes the Company has such a large percentage of the refinance market due to our technological title search advantage and the outstanding reputation and customer service provided by our title department. The current refinance marketing projections indicate that refinancing transactions should reach an all time high as the United States experiences the lowest mortgage interest rates in current history. The Company is in an ideal position, due to our technological and service reputation, to take advantage of the current refinance market.

     Commercial transactions made up approximately 5% of the Company's title and escrow revenue during both 1997 and 1996. The Company has a separate commercial escrow unit in Maricopa County which accounts for a majority of Capital Title's commercial business. The commercial business forecast is optimistic for 1998 due to the expectations that interest and unemployment rates will remain at their current levels through the second quarter of 1998.

     EXPENSES. The following table presents the components of the Company's expenses.
                                For The Years Ended
                             -------------------------
                              December 31,  October 31,
                                 1997          1996
                             ------------   ----------
Personnel Cost               $4,650,618     $1,958,292
General and administrative    2,206,402      1,059,321
Acquisition costs                    --        103,441
Title remittance fees           494,776        170,933
Escrow commissions              519,670         24,768
Rent                            692,732        296,058
Interest Expense                 71,458         17,835
                             ----------     ----------
                             $8,635,656     $3,630,648
                             ==========     ==========

     Personnel costs, including commissions, are the most significant component of the Company's operating expenses. Due to the growth the Company has been experiencing since initiating its growth plan, personnel costs have increased 137% for the fiscal year ended December 31, 1997 compared to the fiscal year ended October 31, 1996. The number of people employed by the Company increased from 112 on December 31, 1996 to 175 on December 31, 1997. For the fiscal year ended December 31, 1997, personnel costs equaled $4,650,618 or 55.7% of total revenue compared to $1,958,292 or 75.8% of total revenue for the year ended October 31, 1996. Management believes that as the Company implements its expansion plan, personnel costs should be approximately fifty percent (50%) of total revenue. Personnel costs are greater during the growth phase of the Company since title revenues are not recognized until the escrow transaction closes. Therefore, revenues usually lag 45 to 90 days behind the expenses incurred to generate the revenue.

     The significant components of other operating expenses include, supplies, utilities, insurance, depreciation, title plant maintenance and access, and postage and delivery charges. General and administrative expenses increased from $1,059,321 or 41% of total revenue to $2,206,402 or 26.4% of total for the fiscal year ended December 31, 1997 compared to the fiscal year ended October 31, 1996. Other operating expenses increased due to the increase in escrow orders, and the fixed costs associated with opening additional branches in 1997.

     Acquisition cost write down relates to costs incurred when the Company initiated its expansion program. The Company initially anticipated expanding into the California and Texas markets by December, 1996. Management has postponed expansion outside of Arizona until 1998, if conditions warrant, and is now considering the California and Nevada markets.

     The Company previously implemented and remains committed to aggressive cost control programs intended to strictly monitor its level of operating expenses while preserving the Company's high level of service and a budgeting program for capital expenditures that is calculated to support the Company's plans for continued expansion.

     OPEN ESCROW ORDER INVENTORY. In accordance with generally accepted accounting principles, revenue from title and escrow services is not recorded until the transaction is completed. The receipt of cash for the title and escrow services occurs simultaneous with the completion of the transaction. Expenses, on the other hand, are expensed as incurred. Title and escrow revenues are therefore recorded on the cash basis, whereas the related title and escrow expenses are recorded on the accrual basis. During an expansion program, such as the one the Company is currently undertaking, expenses as a percentage of revenue will be greater then normal until the inventory of open escrow orders reaches its normal equilibrium point. Based on the Company's history in the title industry, the normal equilibrium point is where approximately seventy to seventy-five percent of all opened escrow orders are subsequently closed. As of December 31, 1997, the Company had an inventory of opened escrow orders of approximately $2,300,000.

LIQUIDITY AND CAPITAL RESOURCES

     Capital Title Group requires capital to expand its geographical base, make acquisitions, further implement its market penetration program, recruit and train new personnel, and purchase additional property and equipment to implement its expansion program. During the year ended December 31, 1997, the Company financed it operating and business development activities primarily through operating revenue, borrowing approximately $150,000 against a credit line, sold convertible debentures of $250,000, and through the private placement of shares of common stock which resulted in net proceeds to the Company of approximately $897,000. During the year ended October 31, 1996, the Company financed its operating and business development activities primarily through operating revenue, obtaining a $150,000 term loan, a $75,000 short term loan, and the private placement of shares of common stock, resulting in net proceeds to the Company of $1,257,000.

     On March 11, 1997, Capital Title Group's Board of Directors authorized the sale of up to 2,500,000 shares of the Company's common stock to accredited investors. The Company sold an aggregate of 2,220,000 shares of common stock through the private placement resulting in net proceeds to the Company of $2,084,299.

     On January 12, 1998, Capital Title Group's Board of Directors voted to commence a second private placement of common stock intending to sell a minimum of 400,000 shares, and a maximum of 3,500,000 shares. Two (2) common shares and a warrant to purchase one share of common stock at a per share price of $2.50 within two (2) years make up each unit. The Company will sell each unit for $3.00. The Company will use the proceeds from the second private placement to purchase new computer equipment for its Yavapai County operations, fund the expansion in Maricopa County and throughout Arizona, and fund its planned expansion into California. (See Recent Developments).

     The Company believes that the net proceeds of this offering, together with its existing cash resources and financing, will be sufficient to meet the Company's working capital needs for the next 12 months. The Company, however, may raise capital through the issuance of long-term or short-term debt or the issuance of securities in private or public transactions to fund future expansion of its business either before or after the end of the 12 month period. There can be no assurance that financing for future transactions can be obtained on terms acceptable to the Company.

     As of December 31, 1997, the Company had net operating loss carryforwards of approximately $1,350,000 that will be available to offset future federal and state income taxes. The state net operating carryforwards will expire October 31, 2001. The federal net operating carryforwards will expire October 31, 2011. The federal net operating carryforwards maybe further restricted due to code section 382 of the IRS Regulations which restrict the amount of carryforwards which can be utilized in any single year if the Company has a fifty percent (50%) or greater ownership change.

IMPACT OF NEW ACCOUNTING STANDARDS

     In October, 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting. The Company will continue to account for employee purchase rights and stock options under APB Opinion No.25, "Accounting for Stock Issued to Employees." SFAS 123 disclosures will be effective for fiscal years beginning after December 31, 1995.

     In 1997, FASB issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earning per share, basic earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

     Additionally, in June 1997, FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information (FAS 131). FAS 130 and FAS 131 are effective for fiscal periods beginning after December 15, 1997. Management believes there will be no material effect an the consolidated financial statements from the adoption of either of these statements.

YEAR 2000 ISSUE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company has examined its operating systems and should be year 2000 compliant by the end of 1998 with no material adverse effect on the Company's financial position, results of operation, or liquidity. The Company has initiated formal communications with all of its significant suppliers, larger customers, and other parties of which the Company electronically interacts to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company's total year 2000 project costs and estimates to complete include the estimated costs and time associated with the impact of third party year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

RECENT DEVELOPMENTS

     On January 12, 1998, Capital Title Group's Board of Directors voted to commence a second private placement of common stock intending to sell a minimum of 400,000 shares, and a maximum of 3,500,000 shares. Two (2) common shares and a warrant to purchase one share of common stock at a per share price of $2.50 within two (2) years make up each unit. The Company will sell each unit for $3.00. The Company will use the proceeds from the second private placement to purchase new computer equipment for Yavapai County, fund the expansion in Maricopa County and throughout Arizona, and fund its planned expansion into California. As of March 20, 1998, the Company sold 433,500 units which provides proceeds to the Company, net of offering costs, of approximately $1.2 million.

     On January 19, 1998, Capital Title Group filed Articles of Incorporation for New Century Insurance Services, Inc. ("NCIS") a wholly owned subsidiary of Capital Title Group, Inc. NCIS will take advantage of the extensive customer base of Capital Title Agency to sell property and casualty insurance. NCIS will be an independent agency which will allow them to solicit various insurance agencies and provide their customers competitive insurance rates. NCIS plans to begin operations in the second quarter of 1998. The Company expects to incur various costs and expenses in the start-up of NCIS and in the conduct of its initial business operations. Management currently estimates that the amount of these costs and expenses will exceed NCIS's revenues during the initial six (6) months of operations, and this will have an adverse effect on the Company's net income and cash flow. There can be no assurance that NCIS will generate sufficient operating profit to fund its start-up costs and future operating expenses.

     On February 2, 1998, the Company issued $125,000 in convertible notes for the purpose of obtaining capital to open a new branch in Maricopa County, Arizona. The Convertible note requires payment of interest only for eighteen
(18) months at an interest rate equal to the prime rate (in effect) plus 2 1/2%. At any time within the eighteen months, the note holders will have the option of converting the obligation into common stock of the Company at $1.00 per share. The convertible notes are secured by furniture and equipment in the respective branch.

ITEM 7. FINANCIAL STATEMENTS

                         Report of Independent Auditors


Shareholders and Board of Directors
Capital Title Group, Inc.

We have audited the accompanying consolidated balance sheet of Capital Title Group, Inc. and Subsidiary (Company) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, and for the two month period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended October 31, 1996, were audited by other auditors whose report dated December 30, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended and the two month period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP
---------------------

February 26, 1998

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1997

ASSETS
Current Assets:
      Cash                                                          $   198,903
      Accounts receivable less allowance for doubtful accounts
           of $13,752                                                   109,906
      Interest receivable                                                36,287
      Prepaid expenses                                                   16,554
                                                                    -----------
                 Total Current Assets                                   361,650

Property and Equipment, net                                           1,560,655

Other Assets:
      Investment in title plant                                         175,000
      Deposits                                                           90,823
      Property held for sale                                             65,696
                                                                    -----------

                 Total Assets                                       $ 2,253,824
                                                                    ===========

LIABILITIES AND STOCKHOLDERS'  EQUITY
Current Liabilities:
      Notes payable and obligations under
           capital leases - current portion                         $   553,119
      Accounts payable                                                  317,003
      Accrued expenses                                                  150,647
                                                                    -----------
                 Total Current Liabilities                            1,020,769

Long-Term Liabilities:
      Notes payable and obligations under
           capital leases - long-term portion                           415,362

Stockholders' Equity:
      Common stock, $.001 par value, 50,000,000 shares
      authorized, 11,231,029  shares issued
      and outstanding                                                    11,231
      Additional paid-in capital                                      2,653,731
      Accumulated deficit                                            (1,847,269)
                                                                    -----------
                 Total Stockholders' Equity                             817,693

                 Total Liabilities and Stockholders' Equity         $ 2,253,824
                                                                    ===========


                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Two
                                     Year Ended       Year Ended    Months Ended
                                     December 31,     October 31,   December 31,
                                        1997             1996           1996
                                   -------------    ------------    ------------
REVENUE:
  Title insurance premiums          $  5,359,001    $ 1,451,479    $    485,840
  Escrow fees                          2,190,641        695,995         204,776
  Account servicing                      341,292        314,939          49,710
  Other fees                             186,151         16,947           4,400
  Interest income                        271,419        103,295          24,790
                                    ------------    -----------    ------------
                                       8,348,504      2,582,655         769,516
                                    ------------    -----------    ------------
EXPENSES:
  Personnel costs                      4,650,618      1,958,292         585,501
  General and administrative           2,206,402      1,059,321         270,457
  Acquisition costs                           --        103,441              --
  Title remittance fees                  494,776        170,933          59,045
  Escrow commissions                     519,670         24,768          27,086
  Rent                                   692,732        296,058          97,408
  Interest expense                        71,458         17,835          10,813
                                    ------------    -----------    ------------
                                       8,635,656      3,630,648       1,050,310
                                    ------------    -----------    ------------

  Loss before income tax benefit        (287,152)    (1,047,993)       (280,794)

  Income tax benefit                      42,434             --           9,438
                                    ------------    -----------    ------------

  Net loss                          $   (244,718)   $(1,047,993)   $   (271,356)
                                    ============    ===========    ============
  Net loss per common share
       basic and diluted            $      (0.02)   $     (0.11)   $      (0.03)
                                    ============    ===========    ============
  Weighted average shares
       outstanding                    11,088,029      9,281,440      10,311,029
                                    ============    ===========    ============

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           Common Stock          Additional
                                       --------------------       Paid-in     Accumulated
                                        Shares       Amount       Capital       Deficit
                                        ------       ------       -------       -------
Balance at October 31, 1995            1,000,000   $ 480,663    $       --   $  (283,202)

Shares issued to officer                 165,000     100,000            --            --

Restructure in reverse merger
 with Capital Title Group, Inc.        7,846,029    (571,652)      571,652            --

Shares issued in private placement,
 net of costs of $118,001              1,275,000       1,275     1,155,724            --

Net loss                                      --          --            --    (1,047,993)

                                      ----------   ---------    ----------   -----------
Balance at October 31, 1996           10,286,029      10,286     1,727,376    (1,331,195)

Shares issued in private placement,
 no issuance cost incurred                30,000          30        29,970            --

Net loss                                      --          --            --      (271,356)

                                      ----------   ---------    ----------   -----------
Balance at December 31, 1996          10,316,029      10,316     1,757,346    (1,602,551)

Shares issued in private placement,
net of costs of $17,700                  915,000         915       896,385            --

Net loss                                      --          --            --      (244,718)
                                      ----------   ---------    ----------   -----------
Balance at December 31, 1997          11,231,029   $  11,231    $2,653,731   $(1,847,269)
                                      ==========   =========    ==========   ===========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                            For the year  For the year  For the Two
                                               Ended         Ended         Months
                                            December 31,   October 31,  December 31,
                                               1997          1996          1996
                                            -----------   -----------   -----------
Cash flows from operating activities:
Net loss                                    $ (244,718)  $(1,047,993)   $(271,356)

Adjustments to reconcile net loss to
 net cash used by operating activities:
    Depreciation and amotization               293,212       110,746       32,560

Changes in Assets and Liabilities:
    Accounts receivable                        (91,197)      (10,628)       6,014
    Income taxes receivable                     25,796        35,217       (9,438)
    Interest receivable                         36,287            --           --
    Prepaid expenses                           (32,635)      (16,055)     (38,834)
    Refundable deposits                        (32,124)      (58,699)          --
    Deferred income tax asset                       --        16,358           --
    Accounts payable                          (232,563)      264,673      113,836
    Accrued expenses                            79,437        43,305        1,309
    Income taxes payable                            --       (15,249)          --
                                            ----------    ----------    ---------
Net cash used by operating activities         (198,505)     (678,325)    (165,909)
                                            ----------    ----------    ---------
Cash flows from investing activities:
    Purchase of property and equipment        (746,922)     (724,436)     (55,332)
    Property held for sale                     (21,500)           --           --
                                            ----------    ----------    ---------
Net cash used by investing activities         (768,422)     (724,436)     (55,332)
                                            ----------    ----------    ---------
Cash flows from financing activities:
   Proceeds from notes to related party             --       225,000           --
   Borrowings                                  401,126            --      350,000
   Debt service payments                      (174,292)      (66,876)     (27,868)
   Proceeds from the issuance of stock, net    897,300     1,256,999       30,000
   Repayment of notes to related party         (34,667)       (5,052)     (79,192)
                                            ----------    ----------    ---------
Net cash provided by financing activities    1,089,467     1,410,071      272,940
                                            ----------    ----------    ---------

Net increase in cash and cash equivalents      122,540         7,310       51,699

Cash at the beginning of the period             76,363        17,354       24,664
                                            ----------    ----------    ---------

Cash at the end of the period               $  198,903    $   24,664    $  76,363
                                            ==========    ==========    =========

                   The Accompanying Notes are an Integral Part
                    of the Consolidated Financial Statements

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies:

     Nature of Corporation:

     Capital Title Group, Inc. (the "Company" formerly known as Norvex, Inc.) was organized on September 12, 1983 in the State of Utah. In May, 1989, the Company was redomiciled as a Delaware corporation. The Company was largely inactive until May 23, 1996, at which time it acquired Capital Title Agency, Inc. in a reverse merger (See Note 4). The accompanying historical consolidated financial statements are based solely on the activity of Capital Title Agency, Inc. through the date of acquisition, May 23, 1996, since that was the only active business at the time of the merger. The intent of Capital Title Group, Inc. is to act as the parent holding company of Capital Title Agency, Inc.

     Capital Title Agency, Inc. ("Capital Title") is a corporation which has been duly formed and organized under the laws of the State of Arizona, and operates under the authority of the State Banking Commission. Capital Title was approved by the State of Arizona on November 1, 1981. Capital Title is an independent title agency providing escrow services and, as an agent for two title insurance companies, issuing title insurance policies to serve the real estate industry in Maricopa and Yavapai Counties in Arizona. As of February 26, 1998 Capital Title operated sixteen (16) offices located throughout Maricopa and Yavapai Counties in Arizona.

     Basis of Presentation:

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Capital Title Agency, Inc. All material inter-company accounts and transactions have been eliminated in consolidation.

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

     Cash and Cash Equivalents:

     Cash and cash equivalents include all highly liquid investments purchased with an initial maturity of three (3) months or less.

                    CAPITAL TITLE GROUP, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


1.   Summary of Significant Accounting Policies: (Continued)

     Accounts Receivable:

     The Company uses the allowance method to account for non-collectible accounts receivable. The allowance is established based upon a review of the individual accounts and the Company's prior collection history.

     Income Recognition:

     Title insurance premiums and escrow fees are recognized as revenue at the time of closing of the related real estate transaction. Income from accounts servicing and other fees is recognized when the service is performed. Income from insurance recoveries is recognized when the dispute is settled and the money is received.

     Property and Equipment:

     Property and equipment are stated at cost and are being depreciated using the straight-line and double-declining methods of depreciation over estimated useful lives of five (5) to seven (7) years. Maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Betterments or renewals are capitalized as they are incurred. For the years ended December 31, 1997 and October 31, 1996, depreciation expense was $293,212 and $110,746, respectively. For the two month period ended December 31, 1996, depreciation expense was $32,560.

     Capital Lease Obligation:

     The Company is the lessee of office equipment under capital lease agreements which expire throughout the year 2000. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The asset is amortized over the lower of its related lease term or its estimated productive life. Amortization of the asset under the capital lease agreement is included in depreciation expense noted above.

     Title Plant:

     Title plants are recorded at the cost incurred to construct and organize historical title information to the point it can be used to perform title searches. Cost incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained.

     Income Taxes:

     The Company and its subsidiary file consolidated federal and state income tax returns. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Statement No. 109 ACCOUNTING FOR INCOME TAXES. The standard provides that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and the utilization of the net operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     Loss Per Share:

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. The loss per share for the year ended October 31, 1996, is presented after giving retroactive effect to the reverse merger (see
     Note 4).

     Fair Value of Financial Instruments:

     The Company discloses fair value information about financial instruments where it is practicable to estimate their value in accordance with Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company estimates that the carrying value of its Financial Instruments, consisting of cash and notes payable and obligations under capital lease agreements, approximate their fair values at December 31, 1997.

     Impact of Recently Issued Accounting Standards

     In June 1997, the FASB issued Statement No. 130, REPORTING COMPREHENSIVE INCOME, which establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. Statement No. 130 also requires all items that are required to be recognized under accounting standards as components of comprehensive income, be reported in financial statements and be displayed with equal prominence as other general-purpose financial statements.

     This Statement is effective for periods beginning after December 13, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

     Also in June 1997, the FASB issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. This Statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement No. 131 is effective for periods beginning after December 31, 1997. Comparative information provided for earlier periods is required to be restated.

     Management believes there will be no material effect on the consolidated financial statements form the adoption of either Statements Nos. 130 or 131.

     Reclassifications:

     Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

2.   Cash in Escrow:

     The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from active escrow, trust and account servicing. The balances in these accounts have not been included in these financial statements. As of December 31, 1997, the accounts contain a reserve balance of approximately $18,136,876 in the escrow accounts, $10,046 in the trust accounts, and $695,871 in the account servicing accounts, respectively.

3.   Concentration of Credit Risk:

     The Company maintains cash and cash equivalents with various financial institutions. Deposits not to exceed $100,000 at each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 1997, the Company had uninsured cash and cash equivalents of approximately $51,412.

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

     As part of the Acquisition Agreement, the Company agreed to sell 590,000 shares of its common stock for the total price of $100 to its financial advisor. The stock was valued at $.01 per share in the accompanying financial statements.

5.   Property and Equipment:

     Property and equipment consist of the following:

                                            December 31,
                                               1997
                                               ----
     Office equipment                       $1,683,472
     Leasehold improvements                    285,113
     Furniture and fixtures                    273,048
     Vehicles                                   61,418
                                            ----------
                                             2,303,051
     Less:  accumulated depreciation and      (742,396)
          amortization                      ----------
                                            $1,560,655
                                            ==========

6.   Income Taxes:

     The income tax benefit consists of the following:

                                                          Two Months
                            Year Ended     Year Ended       Ended
                            December 31,   December 31,   December 31,
                               1997          1996            1996
                               ----          ----            ----

     Current tax benefit     $42,434        $   --          $9,438
     Deferred tax benefit         --            --              --
                             -------        ------          ------
                             $42,434        $   --          $9,438

     The income tax benefit for the year ended December 31, 1997 and the two month period ended December 31, 1996, relate to income tax refunds received from the IRS due to NOL carrybacks the Company utilized.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance of $283,117 has been recognized to offset the Company's deferred tax assets. The valuation allowance was increased by $61,972 during the year ended December 31, 1997. Significant components of the Company's deferred tax assets as of December 31, 1997 are as follows:

                                          December 31,
                                              1997
                                              ----
     Accounts receivable                   $   3,160
     Property and equipment                  (32,183)
     Loss carryforwards                      312,140
                                           ---------
                                             283,117
     Less:  valuation allowance             (283,117)
                                           ---------
                                           $      --
                                           =========

     At December 31, 1997, the Company has net operating loss carryforwards of approximately $1,350,000 for federal and state income tax purposes that expire in years 1999 through 2012. Based on the number of common stock shares the Company anticipates selling in its 1998 private placement, (see note 15), the Company will exceed the limits allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating loss carryforwards. The effect of this occurrence will limit the annual utilization of the net operating loss carryforwards.

7.   Notes Payable and Obligations Under Capital Leases:

     Notes payable are summarized as follows:

                                                                   December 31,
                                                                      1997
                                                                   ------------
     8.75% note payable to Primus Automotive, with
     monthly installments of $299, including principal
     and interest, due June, 1998; secured by a vehicle.           $   1,749

     8.2% note payable to Imperial Bank of Arizona,
     with monthly installments of $11,000, including
     principal and interest, due November, 1999;
     secured by furniture and equipment.                             223,980

     8.5% credit line to Imperial Bank of Arizona,
     with monthly installments of accrued interest,
     credit line matures November 1999; secured by
     furniture and equipment. The maximum credit
     line limit is $250,000.                                         151,126

     9.9% note payable to Norwest Bank, with monthly
     installments of $384, including principal
     and interest, due May, 2000; secured by an auto.                  9,876

     8% note payable to an individual, with monthly
     installments of $435, including principal and
     interest, due October, 2011; secured by land.                    42,972

     10.5% note payable to Wells Fargo, with monthly
     installments of $309, including principal and
     interest, due January, 1999; secured by a vehicle.                3,780
                                                                  ----------
                                                                     433,483

     Less:  current portion                                         (270,257)
                                                                  ----------
                                                                  $  163,226
                                                                  ==========

     The maturities of long-term notes payable are as follows:

                          Year Ended
                          October 31       Amount
                          ----------       ------
                             1998        $270,257
                             1999         122,342
                             2000           3,592
                             2001           2,259
                             2001           2,446
                          Subsequent       32,587
                                         --------
                                         $433,483
                                         ========

     Capital Lease Obligations:

     The Company is the lessee of office equipment with an aggregate cost of $255,246 under capital lease agreements which expire throughout the year 2000. Minimum future lease payments due under the capital lease agreement for the next five (5) years, are as follows:

                          Year Ended
                          October 31       Amount
                          ----------       ------
                             1998        $  96,371
                             1999           85,172
                             2000           29,888
                             2001               --
                             2002               --
                                         ---------
     Net minimum lease payments            211,431

     Less:  amount representing interest   (27,548)
                                         ---------
     Present value of net minimum lease
     payments                              183,883

     Less:  current portion                (78,403)
                                         ---------
     Long-term maturities of capital
     lease obligation                    $ 105,480
                                         =========

     The interest rate is imputed based on the lessor's implicit rate of return at the inception of the lease.

     Convertible Notes:

     During the year ended December 31, 1997, the Company issued convertible notes for the purpose of obtaining capital to open two new escrow branches. As of December 31, 1997, convertible notes payable was $250,000. The convertible notes require payment of interest only for eighteen (18) months at an interest rate equal to the prime rate (in effect) plus 2 1/2%. At any time within the eighteen (18) months, the note holders will have the option of converting the obligation into common stock of the Company at $1.00 per share. The convertible notes are secured by furniture and equipment in the respective branches.

     The maturities of convertible notes payable, are as follows:

                                Year Ended
                               December 31,        Amount
                               ------------        ------
                                   1998           $175,000
                                   1999             75,000
                                                  --------
                                                  $250,000
                                                  ========

     Notes Payable to Related Parties:

     The Company has a 10% note payable to a related corporation with an outstanding balance as of December 31, 1997 of $101,115. The Company pays monthly installments of principal and interest of $3,187 over 60 months. The note is due in the year 2001 and is unsecured.

     The  maturities  of  long-term  note  payable  to related  parties,  are as follows:
                                Year Ended
                               December 31,        Amount
                               ------------        ------
                                   1998           $ 29,459
                                   1999             32,544
                                   2000             35,951
                                   2001              3,161
                                                  --------
                                                  $101,115
                                                  ========

8.   Operating Lease Commitments:

     The Company leases offices at fifteen (15) locations. The remaining lease periods range from twenty-seven (27) months to sixty (60) months with renewal options up to ten (10) years. For the years ended December 31, 1997, and October 31, 1996, and the two month period ended December 31, 1996, rental expense was $692,732, $296,058, and $97,408, respectively.

     The future minimum lease commitments during the next five years are as follows:
                                Year Ended
                               December 31,       Amount
                               ------------       ------
                                   1998         $  795,147
                                   1999            626,297
                                   2000            415,423
                                   2001            320,947
                                   2002            226,124
                                                ----------
                                                $2,383,938
                                                ==========
9.   Related Party Transactions:

     The Company received management and consulting services from a related business. Charges for these services were $0 for the fiscal year ended December 31, 1997 and $48,000 for the fiscal year ended October 31, 1996.

     In April, 1996, a corporate officer purchased 165,000 shares for $100,000.

     During the year ended December 31, 1997, the year ended October 31, 1996, and the two month period ended December 31, 1996 Capital Title Agency paid $41,260, $43,319, and $7,249, respectively, to Dale A. Head for legal services rendered to Capital Title Agency. Dale A. Head is Donald R. Head's brother. In September, 1996, the Company granted an option to Dale A. Head to acquire 20,000 shares of Common Stock of the Company at an exercise price of $1.00 per share.

10.  Contingencies and Uncertainties:

     The Company is a defendant in various lawsuits and claims, which it is vigorously defending. It is management's contention that such matters arise out of the normal course of business, primarily related to title and escrow disputes. While the results of litigation cannot be predicted with certainty, management believes, based on the advice of legal counsel, that the final outcome of such lawsuits and claims will not have a material adverse effect on the Company's financial position, results of operations, or liquidity. As of December 31, 1997, the Company had accrued $37,200 for possible title and escrow losses.

11.  Cash Flow Information:

     Cash paid (refunded) for interest and income taxes for the fiscal years ended December 31, 1997, October 31, 1996 and the two months ended December 31, 1996, is as follows:
                                                       Two Months
                      Year Ended      Year Ended         Ended
                      December 31,    October 31,     December 31,
                         1997            1996             1996
                         ----            ----             ----
      Interest         $ 71,458        $ 17,835         $10,813
                       ========        ========         =======
      Income taxes     $(68,230)       $(36,326)        $    --
                       ========        ========         =======

     The Company's investing and financing activities that affected assets and liabilities, but did not result in cash receipts or payments, as follows:

          During the years ended December 31, 1997, and October 31, 1996, and the two month period ended December 31, 1996, the Company financed the purchase of property and equipment in the amount of $141,612, $107,136, and $15,999 under capital lease and financing agreements, respectively.

          In May 1996, the Company issued 6,734,865 shares of common stock to purchase all the issued and outstanding shares of Capital Title Agency, Inc.

          During 1997, the Company settled an escrow claim in which the Company acquired land in exchange for a note on the land in the amount of $44,196.

          During 1997, the Company financed the purchase of an automobile in the amount of $11,930.

12.  Employee Benefit Plans:

     Profit Sharing Plan:

     The Company maintains a profit sharing plan under Section 401(K) of the Internal Revenue Code. Under this plan, substantially all full-time employees may elect to defer up to fifteen percent (15%) of their salary. The Company contributes $.25 for every $1 the employee contributes, up to a maximum of one percent (1%) of the employee's earnings. Vesting of matching contributions is based on certain service requirements. Employees are fully vested after six (6) years of service.

     Employer contributions for the years ended December 31, 1997, October 31, 1996 and the two month period ended December 31, 1996, were approximately $6,200, $4,500, and $1,750, respectively.

     Cafeteria Plan:

     The Company maintains an Internal Revenue Code Section 125 Cafeteria Plan as a benefit to its employees. The plan provides for employee and dependent coverage to be paid from before tax compensation. As such, there is no effect on the financial statements.

13.  Private Placement Memorandum:

     In May 1996, the Company's Board of Directors ("The Board") authorized the sale of common stock through a Private Placement Memorandum at $1 per share, with an intended maximum offering of 1,500,000 shares. Through October 31, 1996, 1,275,000 common shares were sold in the offering. The net proceeds received from the offering as of October 31, 1996 was $1,156,699. In the two month period ended December 31, 1996, an additional 30,000 shares were sold resulting in net proceeds of $30,000. On March 11, 1997, the Board authorized the Private Placement to be increased to 2,500,000 shares of common stock. During the year ended December 31, 1997, the Company sold an additional 915,000 share of common stock which, after deducting commissions and other offering expenses, resulted in net proceeds to the Company of $897,300.

     In December 1997, the Board authorized another sale of common stock through a Private Placement Memorandum. As of December 31, 1997, no shares had been sold in the second private placement. See note 17.

14.  Stock Option Plans:

     The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related Interpretations in accounting for its 1996 Stock Option Plan and the Company's Non-Employee Directors Stock Option Plan because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires use of options valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     The Company's 1996 Stock Option Plan ("The Plan") has authorized the grant of common stock options to all the Company's employees. As of December 31, 1997, approximately 1,620,000 shares have been granted under the the Plan. All options granted have 5 year terms. Fifty percent (50%) of the options can be exercised after two (2) years, the remaining shares can be exercised after three (3) years provided the optionee remains employed with the Company at such vesting date. Options granted under the Plan are not transferable and the per share exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of grant. At the Company's 1997 annual meeting, the shareholders approved the reservation of 1,300,000 shares of Common Stock for issuance pursuant to the Plan. The Company intends to seek shareholder approval at its 1998 annual meeting to increase the number of shares reserved for issuance pursuant to the Plan to 2,000,000 shares.

     The Company's Non-Employee Directors Stock Option Plan has authorized the grant of options to non-employee members of the Board of Directors of up to 200,000 shares of the Company's common stock. All options granted have 5 year terms. Fifty percent (50%) of the options can be exercised after two
     (2) years, the remaining shares can be exercised after three (3) years provided the optionee remains an eligible director at such vesting date. Upon election to the Board of Directors each board member is granted the option to purchase 15,000 shares of common stock. In addition to the foregoing option grants, each year every non-employee director automatically receives an option to acquire 10,000 shares of the Company's common stock on the third business day following the date the Company publicly announces its annual financial results; provided that such director has attended at least 75% of the meetings of the Board of Directors and the Board of Committees of which such non-employee director is a member in the preceding fiscal year.

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997; risk-free interest rate of 5.25%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of .30; and a weighted-average expected life of the option of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, options valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:
                                                                 Two Months
                                 Year Ended      Year Ended         Ended
                                 December 31,    October 31,     December 31,
                                    1997            1996            1996
                                    ----            ----            ----
     Pro forma loss              $(457,335)     $(1,103,362)     $ (299,487)
     Pro forma loss per share:   $   (0.04)     $     (0.12)     $    (0.03)

     A summary of the Company's stock option activity for the 1996 Stock Option Plan, and related information for the years ended December 31, 1997 and October 31, 1996, and the two month period ended December 31, 1996 is as follows:

                                                                                        For the two month
                                    For the year ended         For the year ended          period ended
                                      December 31,1997          October 31, 1996         December 31, 1996
                                 ------------------------- ------------------------- ------------------------
                                          Weighted-average         Weighted-average          Weighted-average
                                  Options  Exercise Price  Options  Exercise Price   Options  Exercise Price
                                  -------  --------------  -------   --------------  -------   --------------
     Outstanding - beginning of
     year                        1,140,100                        --                 1,107,700

     Granted                       552,850    $ 1.33       1,107,700     $ 1.00         42,800      $ 1.00

     Exercised                          --    $   --              --     $   --             --      $   --

     Forfeited                      72,800    $ 1.35              --     $ 1.00         10,400      $ 1.00

     Outstanding-end of year     1,620,150    $ 1.10       1,107,700     $ 1.00      1,140,100      $ 1.00

     Exercisable at end of year         --                        --                        --

     Weighted-average fair value
     of options granted during
     the year                    $    0.35                 $    0.36                 $    0.36

     Exercise prices for options outstanding as of December 31, 1997 was $1.00 and $2.00. The weighted average remaining contractual life of those options is 4 years.

     A summary of the Company's stock option activity for the Non-Employee Directors Stock Option Plan, and related information for the years ended December 31 follows:

                                                                                     For the two month
                                   For the year ended        For the year ended         period ended
                                     December 31,1997         October 31, 1996       December 31, 1996
                                ------------------------- ------------------------ ------------------------
                                         Weighted-average         Weighted-average         Weighted-average
                                 Options  Exercise Price  Options  Exercise Price  Options  Exercise Price
                                 -------  --------------  -------  --------------  -------  --------------
     Outstanding - beginning of
     year                         75,000                       --                    75,000

     Granted                      65,000     $ 1.00        75,000       $ 1.00           --     $   --

     Exercised                        --     $   --            --       $   --           --     $   --

     Forfeited                        --     $   --            --       $   --           --     $   --

     Outstanding-end of year     140,000     $ 1.00        75,000       $ 1.00       75,000     $ 1.00

     Exercisable at end of year       --                       --                        --

     Weighted-average fair value
     of options granted during
     the year                    $  0.35                   $ 0.36                    $ 0.36

     Exercise prices for options outstanding as of December 31, 1997 was $1.00. The weighted average remaining contractual life of those options is 4 years.

15.  Subsequent Events:

     On January 12, 1998, Capital Title Group's Board of Directors voted to commence a second private placement of common stock intending to sell a minimum of 400,000 shares, and a maximum of 3,500,000 shares. Two (2) common shares and a warrant to purchase one share of common stock at a per share price of $2.50 within two (2) years make up each unit. The Company will sell each unit for $3.00.

     The Company will use the proceeds from the second private placement to purchase new computer equipment for Yavapai County, fund the expansion in Maricopa County and throughout Arizona, and fund its planned expansion into California. As of March 20, 1998, the Company sold 433,500 units which provides proceeds to the Company, net of offering costs, of approximately $1.2 million.

     On January 19, 1998, Capital Title Group filed Articles of Incorporation for New Century Insurance Services, Inc. ("NCIS") a wholly owned subsidiary of Capital Title Group, Inc. NCIS will take advantage of the extensive customer base of Capital Title Agency to sell property and casualty insurance. NCIS will be an independent agency which will allow them to shop various insurance agencies and provide their customers competitive insurance rates. NCIS will begin operations in the second quarter of 1998.

     On February 2, 1998, the Company issued $125,000 in convertible notes for the purpose of obtaining capital to open a new branch in Maricopa County, Arizona. The Convertible note requires payment of interest only for eighteen (18) months at an interest rate equal to the prime rate (in effect) plus 2 1/2%. At any time within the eighteen months, the note holders will have the option of converting the obligation into common stock of the Company at $1.00 per share. The convertible notes are secured by furniture and equipment in the respective branch.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On March 31, 1997, the Company filed a Form 8-K reporting the decision of Semple & Cooper PLC, ("Semple") to resign as the Company's principal accountants. The Company appointed the accounting firm Ernst & Young LLP ("E & Y") as the Company's principal accountants.

     In connection with the audit of the Company's financial statements for the year ended October 31, 1996 there were no disagreements with Semple on any matters of accounting principle or practices, financial statement disclosure, or auditing scope and procedures, which if not resolved to the satisfaction of Semple, would have caused them to make reference to the matter in their respective reports

     The Company has authorized Semple to respond fully to any inquires from E & Y.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth the names, ages and positions of directors and executive officers of the Company as of January 15, 1998. A summary of the background and experience of each of these individuals is set forth after the table.

     The directors and executive officers of the Company are:

Name                           Age               Position
----                           ---               --------
Donald R. Head                 59       Chairman of the Board; Chief
                                        Executive Officer

Andrew A. Johns                60       President; Director

Milton Ferrantelli             49       Senior Vice President

Nick Velimirovich              47       Vice President

James Clifford                 37       Vice President

James P. Stamas                37       Vice President

Michael J. Benjamin            36       Vice President, Controller

Name                           Age               Position
----                           ---               --------
Deborah Campbell               40       Treasurer

Kimberly Sue DeJong            29       Secretary

Jeffrey P. Anderson            47       Director

David Dewar                    35       Director

Theo F. Lamb                   55       Director

Robert B. Liverant             68       Director

Stephen A McConnell            45       Director

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

     MILTON FERRANTELLI joined Capital Title in November, 1997 as Vice President and as Assistant to the Chairman of Capital Title's Maricopa County, Arizona operations. Prior to joining the Company, Mr. Ferrantelli purchased United Title Insurance Agency in 1986 with two active partners and served as its President and Chief Executive Officer until its acquisition by Norwest Financial in 1994. Mr. Ferrantelli has over twenty years of experience in the title and escrow industry in the Arizona marketplace. He holds a Bachelor of Arts degree form Arizona State University and has completed post-graduate work.

     NICK VELIMIROVICH joined Capital Title in July 1996 and was named Vice President of the Company in June 1996. Mr. Velimirovich also serves as the Chief Executive Officer of Capital Title's Maricopa County, Arizona operations. Prior to joining the Company, Mr. Velimirovich was employed by United Title Agency, Inc. for more than 23 years, where he most recently served as the Arizona District Manager.

     JIM CLIFFORD joined Capital Title in July 1996 as a Vice President and was named Vice President of the Company in June 1996. Mr. Clifford also serves as the President of Capital Title's Maricopa County operations. Prior to joining the Company, Mr. Clifford was employed by United Title Agency, Inc. for more than 17 years, where he most recently served as the Chief Operating Officer.

     JAMES P. STAMAS joined the Company in July 1996 as Vice President and also serves as the Executive Vice President-Legal of Capital Title. Prior to joining Capital Title Agency, Mr. Stamas worked for United Title Agency for nine years. Mr. Stamas served as United Title's Senior Vice President/General Counsel for over a year prior to joining Capital Title. Mr. Stamas has over nine years of experience in the industry. He is also an active member of the Land Title Association of Arizona, its Legislative Committee and California Trustee's Association.

     MICHAEL J. BENJAMIN joined the Company in November, 1996 as a Vice President and serves as the Corporate Controller and is the principal financial and accounting officer for Capital Title's operations. Prior to joining the Company, Mr. Benjamin was employed by Semple & Cooper, PLC. Mr. Benjamin was an Audit Manager with Semple & Cooper from 1995 to 1996. He is a graduate of Florida Atlantic University with a BA in Accounting and is a Certified Public Accountant.

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

     KIMBERLY SUE DEJONG is the Secretary and Accounting Manager of the Company responsible for the accounting services, including escrow accounting, of Capital Title. Ms. DeJong has been with Capital Title since 1992. Prior to joining the Company in 1992, Ms. DeJong was employed by Lifeline Ambulance.

     JEFFREY P. ANDERSON has been a Director of Capital Title Group since December 1997. Mr. Anderson originally joined the Board of Directors in September 1996. In June of 1997 Mr. Anderson resigned from the board due to other commitments. He subsequently rejoined the Board in December 1997. In From 1992 until 1996, Mr. Anderson was Executive Vice President, Southwest Region, for First Interstate Bank in Phoenix, Arizona. He also served concurrently as Chairman of the Board of First Interstate Bank of Colorado. From 1986 until 1992, Mr. Anderson was employed by Security Pacific Corporation serving at various periods as Senior Vice President or Managing Director in the Energy/Utilities Group, Corporate Finance and Banking Department and Special Industries Department. Mr. Anderson holds a BS degree in Finance and Management from the University of Southern California and an MBA from California State University, Long Beach.

     DAVID DEWAR has been a Director of Capital Title Group since August 1, 1997. Mr. Dewar is the President and Chief Executive Officer of Magellan
Corporations, a fully integrated real estate organization that provides comprehensive investment management services. Mr. Dewar is a graduate of Ryerson University, in Toronto, Canada, where he received a Bachelor of Technology Degree in Architecture and Project Management and a diploma in Economics.

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

     ROBERT B. LIVERANT has been a Director of Capital Title Group since May 23, 1996. Mr. Liverant is a retired Chartered Accountant who was a Senior Partner in the Firm of Liverant Yip and Co. in British Columbia for 20 years, specializing in audits of public companies. Mr. Liverant was also a partner in the firm of Smythe Ratcliffe and Associates and a member of the firm of Pannell Kerr Forester, an international accounting firm. Mr. Liverant has several real estate investments including significant holdings in Saturna Beach Estates LTD, an 80-acre recreation and vineyard development in British Columbia, for which he also serves as a director. He has served as a director of more than 15 Canadian public companies. Mr. Liverant holds a BA degree with an economics major from the University of British Columbia. He now resides in Cave Creek, Arizona.

     STEPHEN A MCCONNELL has been a Director of Capital Title Group since September 1996. He is the President of Solano Ventures, a firm involved in private capital investments. He has served between 1991 and 1997 as Chairman of the Board and majority shareholder in Mallco Lumber & Building Materials, Inc., a wholesale distributor of construction lumber and doors. From 1991 to 1995, Mr. McConnell was President of Belt Perry Associates, Inc., a property tax appeal firm. He was President and Chief Executive Officer of N-W Group, Inc., a publicly held corporation, from 1985 through 1991. Mr. McConnell presently serves on the board of directors for Pilgrim America Group, Vodavi Technologies, and Unitech Industries.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by Exchange Act regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon its review of Forms 3, 4, and 5 and any amendments thereto furnished to the Company in compliance with
Section 16 of the Securities Exchange Act of 1934, as amended, or written representations from the applicable reporting persons that filings were not required, the Company believes that all such reports were filed on a timely basis by the Company's reporting persons during 1997.

ITEM 10. EXECUTIVE COMPENSATION

     The following table summarizes all compensation paid to the Company's Chief Executive Officer and four other most highly compensated officers whose annual salary and bonus exceeds $100,000 (the "Named Executive Officer"), for services rendered in all capacities to the Company during the years ended December 31, 1997, 1996, 1995:

                           SUMMARY COMPENSATION TABLE

                                                                  Long Term Compensation
                                                             --------------------------------
                                     Annual Compensation            Awards            Payouts
                                ---------------------------- ----------------------- -------
                                                             Restricted  Securities
    Name And                                    Other Annual   Stock     Underlying   LTIP    All Other
Principal Position      Year    Salary   Bonus  Compensation  Award(s)    Option(s)  Payouts Compensation
------------------      ----    ------   -----  ------------  --------    ---------  ------- ------------
Donald R. Head
Chairman of the         1997   $121,240   $0        $-0-       $-0-           0        $-0-      $-0-
Board and Chief         1996   $ 64,000   $0        $-0-       $-0-           0        $-0-      $-0-
Executive Officer       1995   $ 48,000   $0        $-0-       $-0-           0        $-0-      $-0-

Andrew A. Johns         1997   $ 92,026   $0        $-0-       $-0-           0        $-0-      $-0-

Nick Velimirovich       1997   $120,000   $0        $-0-       $-0-           0        $-0-      $-0-

Jim Clifford            1997   $120,000   $0        $-0-       $-0-           0        $-0-      $-0-

COMPENSATION OF DIRECTORS

     Directors who are not employees of the Company are not currently receiving cash compensation for their services other than reimbursement of reasonable expenses if any. Directors who are not employees of the Company also participate in the Company's Non-Employee Directors Stock Option Plan. Directors who are employees of the Company do not receive compensation for such services.

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

     MILTON FERRANTELLI:

     On June 17, 1997, Milton Ferrantelli entered into an Employment Agreement (the "Ferrantelli Agreement") with the Company. The Ferrantelli Agreement was based on certain conditions which were met on November 10, 1997, the effective date of the Ferrantelli Agreement, which provides for his services as Assistant to the Chairman of Capital Title Agency's Maricopa County operations. The term of the Ferrantelli Agreement is for a period of three (3) years. Compensation under the Ferrantelli Agreement is $120,000 per year plus additional compensation equal to three and one-third percent (3 1/3%) of the Company's pre-tax net profit on operations in Maricopa County. On February 3, 1998, the Ferrantelli Agreement was modified to increase Mr. Ferrantelli's salary to $132,000 per year plus five percent (5%) of pretax income on all other Arizona title agency operations.

     NICK VELIMIROVICH:

     On May 17, 1996, Nick Velimirovich entered into an Employment Agreement (the "Velimirovich Agreement") with the Company. The Velimirovich Agreement was based on certain conditions which were met on July 1, 1996, the effective date of the Velimirovich Agreement, which provides for his services as Chief Executive Officer of Capital Title Agency's Maricopa County operations. The term of the Velimirovich Agreement is for a period of three (3) years. Compensation under the Velimirovich Agreement is $120,000 per year plus additional compensation equal to five percent (5%) of the Company's pre-tax net profit on operations in Maricopa County. On June 17, 1997, the Velimirovich Agreement was modified to reduce the additional compensation to three and one-third percent (3 1/3%) of the Company's pre-tax income on operations in Maricopa County.

     JAMES A. CLIFFORD:

     On May 17, 1996, James A. Clifford entered into an Employment Agreement (the "Clifford Agreement") with the Company which provides for his services as President of Capital Title Agency's Maricopa County operations. The Clifford Agreement was based on certain conditions which were met on July 1, 1996, the effective date of the Clifford Agreement. The term of the Clifford Agreement is for a period of three (3) years. Compensation under the Clifford Agreement is $120,000 per year plus additional compensation equal to five percent (5%) of the Company's pre-tax net profit on operations in Maricopa County. On June 17, 1997, the Clifford Agreement was modified to reduce the additional compensation to three and one-third percent (3 1/3%) of the Company's pre-tax income on operations in Maricopa County.

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

STOCK OPTION PLANS

     1996 STOCK OPTION PLAN

     The Company's 1996 Stock Option Plan (the "1996 Plan") authorizes the Board to grant options to employees of the Company to purchase up to an aggregate of 1,300,000 shares of Common Stock. Officers and other employees of the Company who, in the opinion of the Board of Directors, are responsible for the continued growth and development and the financial success of the Company are eligible to be granted options under the 1996 Plan. Options may be non-qualified options, incentive stock options, or any combination of the foregoing. In general, options granted under the 1996 Plan are not transferable and expire five years after the date of grant. The per share exercise price of an incentive stock option granted under the 1996 Plan may not be less than the fair market value of the Common Stock on the date of grant. Incentive stock options granted to persons who have voting control over 10% or more of the Company's capital stock are granted at 110% of the fair market value of the underlying shares on the date of grant. No option may be granted after May 23, 2006.

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

     As of December 31, 1997, the Board has authorized the grant under the 1996 Plan of options to purchase 1,620,150 shares of Common Stock, with the exercise prices of all such options being either $1.00 or $2.00 per share. Of such options, 150,000 were granted to Mr. Head, 125,000 were granted to Mr. Johns, 200,000 were granted to Nick Velimirovich, and 200,000 were granted to Jim Clifford. An aggregate of 200,000 common stock options were granted to the other executive officers of the Company.

     NON-EMPLOYEE DIRECTORS STOCK OPTION PLAN

     The Company also has a Non-Employee Directors Stock Option Plan (the "Directors Plan"), under which only non-employee directors are eligible to receive options. Options to purchase up to 200,000 shares are authorized for issuance under the Directors Plan. As of December 31, 1997, 140,000 options have been granted under the Directors Plan at an exercise price of $1.00 per share. All options granted under the Directors Plan will be subject to the same vesting schedule applicable to options granted under the 1996 Plan. All options granted or to be granted under the Directors Plan are non-qualified stock options.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of shares of Common Stock of the Company as of December 31, 1997 by each director and executive officer, by all directors and executive officers as a group and by all persons known by the Company to be the beneficial owners of more than 5% of the Company's Common Stock.

                                               Number of Shares      Percent of
Name and Address(6)                           Beneficially Held(1)   Ownership
-------------------                           --------------------   ----------
Donald R. Head(2)                                2,417,345(3)           21.5%

Andrew A. Johns                                    890,865               7.9%

Theo F. Lamb(4)                                  2,225,205              19.8%

Robert B. Liverant                                 100,000                .9%

Jeffrey P. Anderson                                     --               0.0%

Stephen A McConnell                                 50,000                .4%

Dorothy Eichbaum, Trustee of
William and Dorothy Orth Eichbaum                  603,791               5.4%
Trust Dated November 19, 1986

David Dewar(7)                                      60,000                .5%

John M. Redfield, Jr. and Linda N                  600,490               5.3%
Redfield, as Trustees under a Revocable
Declaration of Trust dated October 29, 1982

Mark A. Scharmann                                  751,334               6.7%

Rudy Miller(5)                                     684,000               6.1%

All directors and executive officers as a
group (5 persons)                                5,743,415              51.1%
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

(4)  Shares beneficially held in The Lamb Trust Dated October 11, 1983.

(5) Includes 510,000 shares of Common Stock which are beneficially held by Miller Capital Corporation.

(6) 14555 North Scottsdale Road, Suite 320, Phoenix, Arizona 85254, C/O Capital Title Group, Inc.

(7) Includes 25,000 and 25,000 shares of Common Stock which Mr. Dewar has options to purchase from Mr. Head and Mr. Lamb, respectively, anytime during the period ended June 30, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January 1996, Capital Title assumed a 10% note from PWCC, Inc. to Bank One Arizona, NA in the amount of $150,000. At December 31, 1997, the balance of the note was $101,115. The terms of the note require Capital Title to make sixty equal monthly installment payments to Bank One Arizona, NA in the amount of $3,187.05. In consideration of such assumption, PWCC contributed $150,000 to Capital Title. PWCC, Inc. is a corporation wholly owned equally by Mr. Head and Mr. Lamb.

     During fiscal 1997 and 1996, Capital Title Agency paid $41,260 and $43,319, respectively, to Dale A. Head for legal services rendered to Capital Title Agency. Dale A. Head is Donald R. Head's brother. In September, 1996, the Company granted an option to Dale A. Head to acquire 20,000 shares of Common Stock of the Company at an exercise price of $1.00 per share. The options granted to Mr. Head will be subject to the same vesting schedule applicable to options granted under the 1996 Employee Stock Option Plan and are non-qualified stock options.

     Theo F. Lamb has advanced the Company $8,000 for operating purposes pursuant to a Note Agreement. The eight and one half percent (8.5%) note was due October 31, 1997 and has been paid.

     Donald R. Head advanced the Company $8,000 for operating purposes pursuant to a Note Agreement. The eight and a half percent (8.5%) note was due October 31, 1997 and has been paid.

     The Company received management and consulting services from Head Management Group, a Company owned by Donald R. Head. Charges for these services were $28,800 for the year ended October 31, 1996. The agreement was terminated May, 1996.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Index to Exhibits

Exhibit                                                                Method of
  No.                    Description                                    Filing
------                   -----------                                   ---------
2     Share Exchange Agreement between Capital Title Agency,               **
      Inc. and Norvex, Inc. dated May 23, 1996

3.1   Certificate of Incorporation                                         **

3.2   Amended and Restated Bylaws                                          **

10.1  Underwriting Agreement between Capital Title Agency, Inc.            **
      and Old Republic National Title Insurance Company dated
      March 1, 1996

10.2  Underwriting Agreement between Capital Title Agency, Inc.            **
      and First American Title Insurance Company dated
      August 16, 1996

10.3  Image Service Agreement between Capital Title Agency, Inc.           **
      and Security Union Title Insurance Company dated June 5, 1996

10.4  Title Plant Service Agreement between Capital Title Agency, Inc.     **
      and Diversified Information Services Corporation dated
      March 1, 1996

Exhibit                                                                Method of
  No.                    Description                                    Filing
------                   -----------                                   ---------
10.5  Office Lease between Capital Title Agency, Inc.and 4808              **
      Corporation dated June 7, 1996

10.6  Promissory Note between PWCC, Inc. and BankOne Arizona, NA           **
      dated January 5, 1996

10.7  Assumption Agreement between Capital Title Agency, Inc. and          **
      PWCC, Inc. dated January 5, 1996

10.8  Employment Agreement between Capital Title Group, Inc.and            **
      Donald R. Head dated June 1, 1996

10.9  Employment Agreement between Capital Title Group, Inc. and           **
      Andrew A. Johns dated June 1, 1996

10.10 Employment Agreement between Capital Title Agency, Inc. and          **
      James A. Clifford dated May 17, 1996

10.11 Employment Agreement between Capital Title Agency, Inc. and          **
      James P. Stamas dated July 22, 1996

10.12 Employment Agreement between Capital Title Agency, Inc. and          **
      Nick Velimirovich dated May 17, 1996

10.13 Financial Advisor Agreement between Capital Title Agency, Inc.        *
      and Miller Capital Corporation dated June 17, 1997.

10.14 Employment Agreement between Capital Title Agency, Inc. and           *
      Milt Ferrantelli dated June 17, 1997

10.15 Underwriting Agreement between Capital Title Agency, Inc. and         *
      United General Insurance Company dated January 21, 1998.

10.16 Promissory Note between Capital Title Group, Inc. and                 *
      Imperial Bank, dated November 15, 1996

10.17 CreditLine Agreement between Capital Title Group, Inc.                *
      and Imperial Bank, dated November 17, 1997

10.18 Acquisition Consulting Agreement between Capital Title Group,         *
      Inc. and Miller Capital Corporation, dated January 28, 1997.

16.1  Letter from Duane V. Midgley dated September 23, 1996                **

16.2  Letter from Schvaneveldt & Company dated September 23, 1996          **

16.3  Letter from John E. Jones dated September 23, 1996                   **

Exhibit                                                                Method of
  No.                    Description                                    Filing
------                   -----------                                   ---------
21    Subsidiaries                                                         **

27    Financial Data Schedule                                               *

----------
*    Filed herewith

** Incorporated by reference to Form 10-SB filed with the Securities and Exchange Commission on September 20, 1996.

*** Incorporated by reference to Amendment No. 1 to Form 10-SB filed with the Securities and Exchange Commission on January 9, 1997.

     (b)  Reports on Form 8-K

     The Company did not file any 8-K reports during the quarter ended December 31, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CAPITAL TITLE GROUP, INC.

                                      By /s/ Donald R. Head
                                        -------------------------------
                                             Donald R. Head
                                             Chief Executive Officer
Date:  March 24, 1998

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signatures                        Title                          Date
     ----------                        -----                          ----

/s/ Donald R. Head             Chairman of the Board
-------------------------               and                       March 24, 1998
    Donald R. Head             Chief Executive Officer


/s/ Andrew A. Johns             President, Director               March 24, 1998
-------------------------
    Andrew A. Johns

/s/ Michael J. Benjamin         Vice President, Controller
-------------------------       (Principal Financial and          March 24, 1998
    Michael J. Benjamin         Accounting Officer)

/s/ Jeffrey P. Anderson         Director                          March 24, 1998
-------------------------
    Jeffrey P. Anderson

/s/ David Dewar                 Director                          March 24, 1998
-------------------------
    David Dewar

/s/ Theo F. Lamb                Director                          March 24, 1998
-------------------------
    Theo F. Lamb

/s/ Robert B. Liverant          Director                          March 24, 1998
-------------------------
    Robert B. Liverant

/s/ Stephen A McConnell         Director                          March 24, 1998
-------------------------
    Stephen A McConnell