Form 10QSB
period 1998-03-31
CAPITAL TITLE GROUP INC
filed 1998-05-13
CIK 1017158

================================================================================

               Quarterly Report For Small Business Issuers Subject
                     to the 1934 Act Reporting Requirements

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           Commission File No. 0-21417

                            CAPITAL TITLE GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)


          Delaware                                        87-0399785
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


14555 North Scottsdale Road, Suite 320, Scottsdale , Arizona          85254
------------------------------------------------------------          -----
     (Address of principal executive offices)                       (Zip Code)

                    Issuer's telephone number: (602) 483-8868

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

        $.001 par value common stock 15,871,732  shares as of May 11, 1998.

================================================================================

                                   FORM 10-QSB

                      For the Quarter ended March 31, 1998

                                TABLE OF CONTENTS

Part I: FINANCIAL INFORMATION                                        Page Number
        Item 1. Condensed Consolidated Financial Statements          -----------

                A. Consolidated Balance Sheets as of
                   March 31, 1998 (unaudited)and
                   December 31, 1997                                      3

                B. Consolidated Statements of Operations
                   for the three month periods ended
                   March 31, 1998 and 1997 (unaudited)                    4

                C. Consolidated Statements of Cash Flows
                   for the three month periods ended
                   March 31, 1998 and 1997 (unaudited)                    5

                D. Notes to Consolidated Financial Statements             6

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations             7

Part II: OTHER INFORMATION

        Items 1.-5. of Part II have been omitted because they are not applicable with respect to the current reporting period.

        Item 6. Exhibits and Reports on Form 8-K                          9

SIGNATURES                                                                9

PART 1: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                       March 31,    December 31,
                                                         1998          1997
                                                      -----------   -----------
ASSETS                                                (unaudited)
Current Assets:
  Cash                                               $ 1,610,372    $   198,903
  Accounts receivable, net                               119,804        109,906
  Interest receivable                                     42,612         36,287
  Prepaid expenses                                        25,599         16,554
                                                     -----------    -----------
        Total Current Assets                           1,798,387        361,650

Property and equipment, net                            1,961,876      1,560,655

Other Assets:
  Investment in title plant                              175,000        175,000
  Deposits                                               101,738         90,823
  Property held for sale                                  65,696         65,696
                                                     -----------    -----------
        Total Assets                                 $ 4,102,697    $ 2,253,824
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable - current portion                    $   378,233    $   553,119
  Accounts payable                                       292,827        317,003
  Accrued expenses                                       371,910        150,647
                                                     -----------    -----------
        Total Current Liabilities                      1,042,970      1,020,769

Long-Term Liabilities:
  Notes payable - long-term portion                      476,570        415,362

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000
  shares authorized, 12,168,029 and
  11,231,029 shares issued and outstanding
  in 1998 and 1997, respectively                          12,168         11,231
  Paid-in capital                                      3,914,757      2,653,731
  Accumulated deficit                                 (1,343,768)    (1,847,269)
                                                     -----------    -----------
        Total Stockholders' Equity                     2,583,157        817,693
                                                     -----------    -----------
        Total Liabilities and Stockholders' Equity   $ 4,102,697    $ 2,253,824
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the three month period ended
                                                           March 31,
                                                      1998          1997
                                                  -----------   ------------
REVENUE:
  Title insurance premiums                        $ 2,489,047   $    902,330
  Escrow fees                                       1,016,444        388,270
  Account servicing                                   104,272         81,727
  Other fees and revenue                              301,914         32,519
  Interest income                                     105,389         39,044
                                                  -----------   ------------
                                                    4,017,066      1,443,890
                                                  -----------   ------------
EXPENSES:
  Personnel costs                                   1,816,603        995,509
  Escrow commissions                                  343,847         70,767
  Title remittance fees                               256,995         92,085
  Rent                                                215,752        152,403
  Other operating expenses                            854,693        462,111
  Interest expense                                     25,675         13,248
                                                  -----------   ------------
                                                    3,513,565      1,786,123
                                                  -----------   ------------
Income loss before provision for
  income taxes                                        503,501       (342,233)

  Provision for income taxes                               --             --
                                                  -----------   ------------
  Net income (loss)                               $   503,501   $   (342,233)
                                                  ===========   ============
  Net income (loss) per share-basic               $      0.04   $      (0.03)
                                                  ===========   ============
  Weighted average shares outstanding-basic        11,554,196     10,792,140
                                                  ===========   ============
  Net income (loss) per share-assuming dilution   $      0.04   $      (0.03)
                                                  ===========   ============
  Weighted average shares
    outstanding-assuming dilution                  12,716,807     10,792,140
                                                  ===========   ============


                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                      For the three months ended
                                                               March 31,
                                                           1998         1997
                                                       -----------    ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income (loss)                                      $  503,501    $(342,233)
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
  Depreciation and amortization                            70,186       51,840
Changes in assets and liabilities:
  Accounts receivable                                      (9,898)     (19,972)
  Interest receivable                                      (6,325)          --
  Prepaid expenses                                         (9,045)      (5,363)
  Deposits                                                (10,915)          --
  Accounts payable                                        (24,176)     (73,780)
  Accrued expenses                                        221,263       15,219
                                                       ----------    ---------

Net Cash Flows - Operating Activities                     734,591     (374,289)
                                                       ----------    ---------
NET CASH USED BY INVESTING ACTIVITIES:
  Purchase of property and equipment                     (400,342)    (124,330)
                                                       ----------    ---------

Net Cash Flows - Investing Activities                    (400,342)    (124,330)
                                                       ----------    ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net           1,261,963      632,300
  Borrowings                                              225,000           --
  Repayment of debt                                      (409,743)     (43,962)
                                                       ----------    ---------
Net Cash Flows - Financing Activities                   1,077,220      588,338
                                                       ----------    ---------
NET INCREASE IN CASH                                    1,411,469       89,719

CASH AT THE BEGINNING OF THE PERIOD                       198,903       76,363
                                                       ----------    ---------

CASH AT THE END OF THE PERIOD                          $1,610,372    $ 166,082
                                                       ==========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Cash paid during the period for interest             $   25,675    $  13,248
                                                       ==========    =========

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997

NOTE 1 - INTERIM FINANCIAL INFORMATION
        The accompanying unaudited consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes hereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates.

NOTE 2 - PRIVATE PLACEMENT OF COMMON STOCK
        On March 31, 1998, the Company completed a private placement of 463,500 units at $3.00 per unit. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at a per share price of $2.50 within a two year period. The net proceeds from this private placement were approximately $1.3 million.

NOTE 3 - SUBSEQUENT EVENTS
        On April 6, 1998 the Company signed a definitive agreement for the purchase of 100% of the outstanding stock of California Coast Title Company, a California licensed title insurance agency conducting limited operations in the San Diego area, for $17,500 in cash and up to 45,000 shares of its common stock. The transaction is subject to normal closing conditions, including the Company obtaining regulatory approval. Subject to satisfaction of such conditions, the transaction is currently anticipated to close by June 1, 1998.
        On April 30, 1998 the Company completed a $5.0 million private placement of common stock in which 3,703,703 shares of common stock were issued at $1.35 per share. In addition, the Company issued three-year warrants to purchase an additional 308,642 shares of common stock at $1.62 per share to an investment banking firm that acted as placement agent in the transaction. The net proceeds from this private placement of approximately $4.3 million are expected to be used by the Company to support expansion of its business in Arizona and California and for working capital and general corporate purposes.

NOTE 4 - EARNINGS PER SHARE
        The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                       For the Three month period ended March 31,
                                       ------------------------------------------
                                     1998                                 1997
                         ---------------------------------  ------------------------------
                                                Per share                        Per share
                         Net Income    Shares    amount     Net loss     Shares    amount
                         ----------    ------   ---------   --------     ------  ---------
Basic EPS                 $503,501   11,554,196   $0.04    $(342,233)  10,792,140  $(0.03)
                                                  =====                            ======
Effect of Dilutive
 Securities:
  Convertible debentures     8,325      289,583                   --           --
  Stock options                 --      873,028                   --           --
                          --------   ----------            ---------   ----------
Diluted EPS               $511,826   12,716,807   $0.04    $(342,233)  10,792,140  $(0.03)
                          ========   ==========   =====    =========   ==========  ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

        The 1997 Form 10-KSB and the Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

OPERATING REVENUE

        Operating revenue increased by $2,573,176 or 178.2% for the three months ended March 31, 1998 compared to the same period ended March 31, 1997. The revenue increase is attributable to a favorable real estate market, the expansion of the Company's operations in Maricopa County, Arizona and increased market share in Yavapai County, Arizona.

        The  following  table  presents  information   regarding  the  Company's
operating revenue:
                                For the three months ended March 31,
                                ------------------------------------
                              1998     % of total     1997      % of total
                           ----------  ----------  ----------   ----------
Title insurance premiums   $2,489,047     62.0%    $  902,330      62.5%
Escrow fees                 1,016,444     25.3        388,270      26.9
Account servicing             104,272      2.6         81,727       5.7
Other fees                    301,914      7.5         32,519       2.2
Interest income               105,389      2.6         39,044       2.7
                           ----------    -----     ----------     -----
   Total revenue           $4,017,066    100.0%    $1,443,890     100.0%

Orders closed                   4,063                   1,475

Average fee per order      $      863              $      875

        The Company's primary business is providing title and escrow services in Maricopa and Yavapai Counties, Arizona. Approximately 71.4% of total revenue is attributable to Maricopa County where the Company currently operates 11 locations. The March 1998 SYKES REPORT shows Capital Title as the 10th largest title company in Maricopa County with 4.9% of the overall market share, compared to a market share of 2.3% for the same period of the prior year. The Company has 7 locations in Yavapai County where the Company has approximately 32.0% of the overall market share. During mid-1998, the Company plans to expand its operations into Mohave County, Arizona and San Diego County, California.

OPERATING EXPENSES

        The following table presents the components of the Company's expenses and the percentage they bear to the total revenue for the respective period:

                                For the three months ended March 31,
                                ------------------------------------
                              1998     % of total     1997      % of total
                           ----------  ----------  ----------   ----------
Personnel costs            $1,816,603     45.2%    $  995,509      69.0%
Escrow commissions            343,847      8.6         70,767       4.9
Title remittance fees         256,995      6.4         92,085       6.4
Rent                          215,752      5.4        152,403      10.5
Other operating expenses      854,693     21.3        462,111      32.0
Interest expense               25,675      0.6         13,248       0.9
                           ----------     ----     ----------     -----
                            3,513,565     87.5%     1,786,123     123.7%

        Overall operating expenses have increased by $1,727,442 for the three months ended March 31, 1998 compared to the same period ended March 31, 1997 as a result of expansion of the Company's operations. Operating expenses decreased as a percentage of revenue to 87.5% in the three months ended March 31, 1998 from 123.7% in the comparable period in 1997 due to the relatively fixed nature of many of these expenses in relation to the increase in revenue. The Company anticipates an increase in both the overall amount of operating expenses and the percentage they bear to total revenue in the second quarter resulting from start up costs for the Company's San Diego, California and Mohave County, Arizona title insurance operations, and from costs associated with the Company's recently formed property and casualty insurance company.

        Personnel costs, including commissions, are the most significant component of the Company's operating expenses. Due to the Company's expansion, the number of employees has increased to 221 as of March 31, 1998 compared to 125 as of March 31, 1997. Personnel costs including commissions decreased as a percentage of revenue to 53.8% in the three months ended March 31, 1998 from 73.9% in the comparable period in 1997.

        The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant maintenance and access, postage, and professional fees. Other operating expenses decreased as a percentage of total revenue to 21.3% in the three months ended March 31, 1998 from 32.0% in the comparable period in 1997 due to the relatively fixed nature of most of these expenses in relation to the increase in revenue.

        No income tax provision was recorded for the three months ended March 31, 1998 due to the availability of net operation loss carryforwards which totaled approximately $1,350,000 at December 31, 1997. Due to the private placement transactions described below, the Company will exceed the limits allowable under the Tax Reform Act of 1986 related to changes in ownership percentage governing future utilization of net operating loss carryforwards. The effect of this occurrence will limit the annual utilization of the net operation loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

        On March 31, 1998, the Company completed a private placement of 463,500 units at $3.00 per unit. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at a per share price of $2.50 within a two year period. The net proceeds from this private placement were approximately $1.3 million.

        On April 30, 1998 the Company completed a $5.0 million private placement of common stock in which 3,703,703 shares of common stock were issued at $1.35 per share. In addition, the Company issued three-year warrants to purchase an additional 308,642 shares of common stock at $1.62 per share to an investment banking firm that acted as placement agent in the transaction. The net proceeds from this private placement of approximately $4.3 million are expected to be used by the Company to support expansion of its business in Arizona and California and for working capital and general corporate purposes.

        At March 31, 1998, the Company had current assets totaling $1,798,387, which will increase to approximately $6,100,000 after giving effect to the private placement transaction completed on April 30, 1998. At March 31, 1998, current liabilities totaled $1,042,970. The Company currently has a $250,000 available under a credit facility with its primary lender. Management believes that cash on hand and future cash receipts will be sufficient to meet the Company's expansion plans and to pay all obligations as they become due.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            (27) Financial Data Schedule

        (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CAPITAL TITLE GROUP, INC.

By: /s/ Donald R. Head                                Date: May 11, 1998
    -------------------------
    Donald R. Head
    Chairman of the Board,
    Chief Executive Officer

By: /s/ Mark C. Walker                                Date: May 11, 1998
    -------------------------
    Mark C. Walker
    Chief Financial Officer