Form 10QSB
period 1998-06-30
CAPITAL TITLE GROUP INC
filed 1998-07-28
CIK 1017158

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

                       For the Quarter Ended June 30, 1998

[ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                           Commission File No. 0-21417

                            CAPITAL TITLE GROUP, INC.
                 (Name of Small Business Issuer in its charter)

         Delaware                                        87-0399785
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

14555 North Scottsdale Road, Suite 320, Scottsdale, AZ        85254
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

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

         $.001 par value common stock 15,871,732 shares as of June 30, 1998.

================================================================================

                                   FORM 10-QSB

                       For the Quarter ended June 30, 1998

                                TABLE OF CONTENTS
Part I: FINANCIAL INFORMATION                                        Page Number
                                                                     -----------
        Item 1.  Condensed Consolidated Financial Statements

                 A.     Consolidated Balance Sheets as of
                        June 30, 1998 and December 31, 1997             3

                 B.     Consolidated Statements of Operations
                        for the three month and six month periods
                        ended June 30, 1998 and 1997                    4

                 C.     Consolidated Statements of Cash Flows
                        for the six month periods ended
                        June 30, 1998 and 1997                          5

                 D.     Notes to Consolidated Financial Statements      6 - 7

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations           8 - 10

Part II: OTHER INFORMATION

        Items 1 - 3, and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

        Item 4. Submission of Matters to a Vote of Security Holders     11

        Item 6. Exhibits and Reports on Form 8-K                        11

SIGNATURES                                                              12

Part I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30,      December 31,
                                                        1998            1997
                                                        ----            ----
                                                     (unaudited)
ASSETS
Current Assets:
  Cash                                               $ 5,654,967    $   198,903
  Accounts receivable, net                               157,545        109,906
  Interest receivable                                     54,796         36,287
  Prepaid expenses                                       133,695         16,554
                                                     -----------    -----------
      Total Current Assets                             6,001,003        361,650

Property and Equipment, net                            2,820,968      1,560,655

Other Assets:
  Investment in title plant                              175,000        175,000
  Deposits and other assets                              417,655         90,823
  Property held for sale                                  65,696         65,696
                                                     -----------    -----------
   Total Assets                                      $ 9,480,322    $ 2,253,824
                                                     ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable - current portion                    $   437,132    $   553,119
  Accounts payable                                       187,422        317,003
  Accrued expenses                                       717,513        150,647
                                                     -----------    -----------
      Total Current Liabilities                        1,342,067      1,020,769

Long-Term Liabilities:
     Notes Payable - long-term portion                   476,659        415,362
     Other liabilities                                    78,000             --

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 15,871,732 and 11,231,029 shares issued
  and outstanding in 1998 and 1997, respectively          15,872         11,231
  Additional paid-in capital                           8,489,656      2,653,731
  Accumulated deficit                                   (921,932)    (1,847,269)
                                                     -----------    -----------
      Total Stockholders' Equity                       7,583,596        817,693
                                                     -----------    -----------
      Total Liabilities and Stockholders' Equity     $ 9,480,322    $ 2,253,824
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three months ended June 30,  Six months ended June 30,
                                          1998          1997           1998          1997
                                          ----          ----           ----          ----
REVENUE:
 Title insurance premiums              $ 3,165,766  $ 1,213,926     $ 5,654,813  $ 2,116,256
 Escrow fees                             1,297,488      508,706       2,313,932      896,976
 Account servicing                         113,014       80,862         217,286      162,589
 Other fees                                278,425        7,598         580,339       40,117
 Interest income                           197,116       57,895         302,505       96,939
                                       -----------  -----------     -----------  -----------
                                         5,051,809    1,868,987       9,068,875    3,312,877
                                       -----------  -----------     -----------  -----------
EXPENSES:
 Personnel costs                         2,442,955    1,063,826       4,259,558    2,059,335
 Escrow commissions                        559,342      110,840         903,189      181,607
 Title remittance fees                     330,350      118,729         587,345      210,814
 Rent                                      276,060      156,674         491,812      309,077
 Other operating expenses                  938,792      514,374       1,793,485      976,485
 Interest expense                           20,474       13,691          46,149       26,939
                                       -----------  -----------     -----------  -----------
                                         4,567,973    1,978,134       8,081,538    3,764,257
                                       -----------  -----------     -----------  -----------
 Income (loss) before provision
 for income taxes                          483,836     (109,147)        987,337     (451,380)

 Provision (benefit) for income taxes       62,000      (42,434)         62,000      (42,434)
                                       -----------  -----------     -----------  -----------

 Net income (loss)                     $   421,836  $   (66,713)    $   925,337  $  (408,946)
                                       ===========  ===========     ===========  ===========

 Net income (loss) per share           $      0.03  $     (0.01)    $      0.07  $     (0.04)
                                       ===========  ===========     ===========  ===========
 Weighted average shares
 outstanding - basic                    13,416,238   11,091,524      13,111,017   10,942,659
                                       ===========  ===========     ===========  ===========
 Net income (loss) per share-
 assuming dilution                     $      0.03  $     (0.01)    $      0.06  $     (0.04)
                                       ===========  ===========     ===========  ===========
 Weighted average shares
 outstanding - assuming dilution        15,262,252   11,091,524      14,598,156   10,942,659
                                       ===========  ===========     ===========  ===========

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                          For the six months
                                                             ended June 30,
                                                          1998           1997
                                                          ----           ----
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES:
Net income (loss)                                     $   925,337     $(408,946)
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
   Depreciation and amortization                          174,120       112,120
Changes in Assets and Liabilities:
   Accounts receivable                                    (47,639)      (37,445)
   Income taxes receivable                                     --        25,796
   Interest receivable                                    (18,509)           --
   Prepaid expenses                                      (117,141)      (12,864)
   Deposits and other assets                              (91,332)      (14,121)
   Accounts payable                                      (129,581)     (182,239)
   Accrued expenses                                       566,866        54,837
                                                      -----------     ---------
Net Cash flows - Operating Activities                   1,262,121      (462,862)
                                                      -----------     ---------
NET CASH USED BY INVESTING ACTIVITIES:
   Purchase of property and equipment                  (1,235,254)     (280,386)
   Decrease in cash from purchase of
     California Coast
   Title Company                                          (67,500)           --
   Property held for sale                                      --       (21,500)
                                                      -----------     ---------
Net Cash Flows - Investing Activities                  (1,302,754)     (301,886)
                                                      -----------     ---------
NET CASH PROVIDED (USED) BY FINANCING
 ACTIVITIES:
   Proceeds from the issuance of stock, net             5,750,566       897,300
   Borrowings                                             125,000       175,000
   Repayment of debt                                     (378,869)     (102,972)
                                                      -----------     ---------
Net Cash Flows - Financing Activities                   5,496,697       969,328
                                                      -----------     ---------

NET INCREASE IN CASH                                    5,456,064       204,580

CASH AT THE BEGINNING OF THE PERIOD                       198,903        76,363
                                                      -----------     ---------

CASH AT THE END OF THE PERIOD                         $ 5,654,967     $ 280,943
                                                      ===========     =========


                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997

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

NOTE 3 - ACQUISITION OF CALIFORNIA COAST TITLE COMPANY
         On June 5, 1998 the Company finalized a transaction for the purchase of 100% of the outstanding stock of California Coast Title Company, a California licensed title insurance agency conducting limited operations in the San Diego area, for $17,500 in cash, up to 45,000 shares of its common stock and $50,000 in transaction costs. On the date of acquisition California Coast changed its name to New Century Title Company. The acquisition was accounted for as a purchase and, accordingly, the acquired tangible and identifiable intangible assets and liabilities were recorded at their estimated fair values at the date of acquisition. The operations of New Century Title Company have been included in the consolidated operations of the Company from the date of acquisition.
         The following table sets forth the allocation of the purchase price to the assets acquired and liabilities assumed:

              Deposits and other assets           $ 235,500
              Other liabilities                    $ 78,000

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTH ENDED JUNE 30, 1998 AND 1997

NOTE 4 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                   For the Three month period ended June 30,
                        ----------------------------------------------------------------
                                      1998                                1997
                        --------------------------------- ------------------------------
                                               Per share                       Per share
                         Net Income     Shares   amount   Net loss    Shares     amount
                         ----------     ------   ------   --------    ------     ------
Basic EPS               $  421,836   13,416,238  $0.03   $(66,713)  11,091,524   $(0.01)
                                                 =====                           ======
Effect of Dilutive
Securities:                 10,397      312,500                --           --
Convertible debentures
        Stock options           --    1,358,156                --           --
        Warrants                --      175,358                --           --
                        ----------   ----------          --------   ----------
Diluted EPS             $  432,233   15,262,252  $0.03   $(66,713)  11,091,524   $(0.01)
                        ==========   ==========  =====   ========   ==========   ======

                                   For the Six month period ended June 30,
                        ----------------------------------------------------------------
                                      1998                                1997
                        --------------------------------- ------------------------------
                                               Per share                       Per share
                         Net Income     Shares   amount   Net loss    Shares     amount
                         ----------     ------   ------   --------    ------     ------
Basic EPS                $  925,337  13,111,017  $0.07   $(408,946) 10,942,659   $(0.04)
                                                                    ==========   ======
Effect of Dilutive
Securities:                  18,723     301,105                 --          --
Convertible debentures
        Stock options            --   1,109,349                 --          --
        Warrants                 --      76,685                 --          --
                                                 -----   ---------  ----------   ------
Diluted EPS              $  944,060  14,598,156  $0.06   $(408,946) 10,942,659   $(0.04)
                         ==========  ==========  =====   =========  ==========   ======

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION
                                               For the six months ended June 30,
                                                    1998              1997
                                                    ----              ----
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY
  Equipment purchased through debt                 $199,179         $ 153,542
  Stock issued for California Coast Title Company    90,000                --
  Property purchased through debt                     --               44,196
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid during the period for interest        $ 46,149         $  26,939

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The 1997 Form 10-KSB and the Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

OPERATING REVENUE

         Revenue increased by $3,182,822 or 170.3% for the three months ended June 30, 1998 compared to the same period ended June 30, 1997. Operating revenue increased by $5,755,998 or 173.7% for the six months ended June 30, 1998 compared to the same period ended June 30, 1997. The revenue increase is attributable to a favorable real estate market, the expansion of the Company's operations in Maricopa County, Arizona and increased market share in Yavapai County, Arizona.

         The following table presents information regarding the Company's operating revenue:

                                      For the Three months ended June 30,
                                      -----------------------------------
                             1998       % of total       1997        % of total
                             ----       ----------       ----        ----------
Title insurance premiums  $3,165,766       62.7%      $1,213,926         65.0%
Escrow fees                1,297,488       25.7          508,706         27.2
Account servicing            113,014        2.2           80,862          4.3
Other fees                   278,425        5.5            7,598          0.4
Interest income              197,116        3.9           57,895          3.1
                          ----------      -----       ----------        -----
         Total revenue    $5,051,809      100.0%      $1,868,987        100.0%
Orders closed                  4,803                       1,896
Average fee per order     $      929                  $      909

                                       For the Six months ended June 30,
                                      -----------------------------------
                             1998       % of total       1997        % of total
                             ----       ----------       ----        ----------
Title insurance premiums  $5,654,813       62.4%      $2,116,256        63.9%
Escrow fees                2,313,932       25.5          896,976        27.1
Account servicing            217,286        2.4          162,589         4.9
Other fees                   580,339        6.4           40,117         1.2
Interest income              302,505        3.3           96,939         2.9
                          ----------      -----       ----------       -----
         Total revenue    $9,068,875      100.0%      $3,312,877       100.0%
Orders closed                  8,866                       3,371
Average fee per order     $      899                  $      894

         The Company's primary business is providing title and escrow services in Maricopa and Yavapai Counties, Arizona. Approximately 73% of total revenue is attributable to Maricopa County where the Company currently operates 12 locations. The June 1998 Sykes Report shows Capital Title as the 6th largest title company in Maricopa County with 6.0% of the overall market share for the quarter ended June 30, 1998, compared to a market share of 2.4% for the same period of the prior year. The Company has 7 locations in Yavapai County where it ranks first in overall market share. The Company expanded its operations into San Diego County, California in June 1998 and Mohave County, Arizona in July 1998.

OPERATING EXPENSES

         The following table presents the components of the Company's expenses and the percentage they bear to the total revenue for the respective period:

                                     For the Three months ended June 30,
                                     -----------------------------------
                             1998     % of revenue       1997      % of revenue
                             ----     ------------       ----      ------------
Personnel costs           $2,442,955     48.3%       $1,063,826       56.9%
Escrow commissions           559,342     11.1           110,840        5.9
Title remittance fees        330,350      6.5           118,729        6.4
Rent                         276,060      5.5           156,674        8.4
Other operating expenses     938,792     18.6           514,374       27.5
Interest expense              20,474      0.4            13,691        0.7
                          ----------     ----        ----------      -----
                          $4,567,973     90.4%       $1,978,134      105.8%

                                    For the Six months ended June 30,
                                   -----------------------------------
                             1998     % of revenue       1997      % of revenue
                             ----     ------------       ----      ------------

Personnel costs           $4,259,558     46.9%       $2,059,335       62.2%
Escrow commissions           903,189     10.0           181,607        5.4
Title remittance fees        587,345      6.5           210,814        6.4
Rent                         491,812      5.4           309,077        9.3
Other operating expenses   1,793,485     19.8           976,485       29.5
Interest expense              46,149      0.5            26,939        0.8
                          ----------     ----        ----------      -----
                          $8,081,538     89.1%       $3,764,257      113.6%

         Overall operating expenses have increased by $2,589,839 and $4,317,281 for the three and six-month periods ended June 30, 1998, respectively, compared to the same periods ended June 30, 1997. This increase resulted from the expansion of the Company's operations although operating expenses decreased as a percentage of revenue to 90.4% in the three months ended June 30, 1998 from 105.8% in the comparable period in 1997. Operating expenses decreased as a percentage of revenue to 89.1% in the first six months of 1998 from 113.6% in the same period of 1997. These decreases were the result of the relatively fixed nature of many of these expenses in relation to the increase in revenue. In the three and six-month periods ended June 30, 1998, there were approximately $ 371,535 and $ 414,411, respectively, of operating expenses related to start up costs for the Company's San Diego, California and Mohave County, Arizona title insurance operations, and from costs associated with the Company's recently formed property and casualty insurance agency. Excluding the startup costs (net of revenue recognized) associated with the Company's new operations, income, before income taxes, from existing operations in the first and second quarters of 1998 would have been $546,377 and $ 824,762, respectively.

         Personnel costs, including commissions, are the most significant component of the Company's operating expenses. Personnel costs including commissions decreased as a percentage of revenue to 59.4% in the three months ended June 30, 1998 from 62.8% in the comparable period in 1997. Personnel costs including commissions decreased as a percentage of revenue to 56.9% in the first six months of 1998 from 67.6% in the same period of 1997. Those decreases were the result of higher productivity and the somewhat fixed nature of these expenses in relation to the increase in revenue.

         The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant maintenance and access, postage, and professional fees. Other operating expenses decreased as a percentage of total revenue to 18.6% in the three months ended June 30, 1998 from 29.2% in the comparable period in 1997. Other operating expensed decreased as a percentage of revenue to 19.8% in the first six months of 1998 from 29.5% in the same period of 1997. These decreases were the result of the relatively fixed nature of most of these expenses in relation to the increase in revenue.

         An income tax provision in the amount of $62,000 was recorded in the quarter ended June 30, 1998 based on the estimated annual effective tax rate after giving consideration to the available net operating loss carryforward which totaled approximately $1,350,000 at December 31, 1997.

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

         At June 30, 1998, the Company had current assets totaling $6,001,003 compared to current liabilities which totaled $1,342,067. Management believes that cash on hand and future cash receipts will be sufficient to meet the Company's expansion plans and to pay all obligations as they become due.

PART II. OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 15, 1998. The matters voted on at the Annual Meeting were as follows:

     (a)  Election of a slate of directors to serve a three year term.
     (b) Ratification of Ernst & Young to serve as independent auditors for the Company.
     (c) Approval of an increase in the number of shares of common Stock authorized for issuance under the Company's 1996 Option Plan to 2,400,000 shares.
     (d) Approval of an increase in the number of shares of Common Stock authorized for issuance under the Company's Non-employee Director Option Plan to 370,000 shares.

     All matters voted on at the Annual Meeting were approved by stockholders as follows:
                                                           Votes      Votes
                                              Votes For   Against   Abstained
                                              ---------   -------   ---------
         Board of Director nominees:
           Donald R. Head                     6,474,276       0         0
           Theo F. Lamb                       6,474,276       0         0
           Michael D. Ferry *                 6,474,276       0         0

         Ratification of Ernst & Young        6,474,276       0         0

         Amendment of 1996 Option Plan        6,474,276       0         0
         Amendment of Non-Employee Director
         Option Plan                          6,474,276       0         0

* Mr. Ferry subsequently resigned as a director of the Company.

         The Company's Board of Directors currently consists of eight members and is divided into three classes, each with three year terms. The following are board members with terms not expiring on the May 15, 1998 annual meeting: Jeff Anderson, David Dewar, Andrew Johns, Robert Liverant and Ben Morris.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (27) Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CAPITAL TITLE GROUP, INC.
                                            (Registrant)
By: /s/ Donald R. Head                                      Date: July 27, 1998
   ---------------------------------
        Donald R. Head
        Chairman of the Board,
        Chief Executive Officer

By: /s/ Mark C. Walker                                      Date: July 27, 1998
   ---------------------------------
        Mark C. Walker
        Chief Financial Officer