Form 10QSB
period 1998-09-30
CAPITAL TITLE GROUP INC
filed 1998-11-10
CIK 1017158

================================================================================
               Quarterly Report For Small Business Issuers Subject
                     to the 1934 Act Reporting Requirements

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

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

                    Issuer's telephone number: (602) 483-8868
                                               --------------

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

         $.001 par value common stock 16,253,644 shares as of October 30, 1998.

================================================================================

                                   FORM 10-QSB

                    For the Quarter ended September 30, 1998

                                TABLE OF CONTENTS

PART I:   FINANCIAL INFORMATION                                      Page Number
                                                                     -----------
          Item 1.  Condensed Consolidated Financial Statements

                   A.     Consolidated Balance Sheets as of
                          September 30, 1998 and December 31, 1997         3

                   B.     Consolidated Statements of Operations
                          for the three month and nine month periods
                          ended September 30, 1998 and 1997                4

                   C.     Consolidated Statements of Cash Flows
                          for the nine month periods ended
                          September 30, 1998 and 1997                      5

                   D.     Notes to Consolidated Financial Statements     6 - 8

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations        9 - 12

PART II:  OTHER INFORMATION

          Items 1 - 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

          Item 6.  Exhibits and Reports on Form 8-K                       13

SIGNATURES                                                                13

PART I: FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   September 30,    December 31,
                                                       1998             1997
                                                   ------------     ------------
                                                    (unaudited)
ASSETS
Current Assets:
  Cash                                             $ 4,741,426     $   198,903
  Accounts receivable, net                             246,612         109,906
  Interest receivable                                   52,452          36,287
  Prepaid expenses                                     118,022          16,554
                                                   -----------     -----------
      Total Current Assets                           5,158,512         361,650

Property and Equipment, net                          4,356,624       1,560,655

Other Assets:
  Investment in title plant                            225,000         175,000
  Deposits and other assets                            444,347          90,823
  Property held for sale                                65,696          65,696
                                                   -----------     -----------
      Total Assets                                 $10,250,179     $ 2,253,824
                                                   ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable - current portion                  $   476,554     $   553,119
  Accounts payable                                     350,491         317,003
  Accrued expenses                                     791,448         150,647
                                                   -----------     -----------
      Total Current Liabilities                      1,618,493       1,020,769

Long-Term Liabilities:
  Notes Payable - long-term portion                    480,895         415,362
  Other liabilities                                     78,000              --

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 16,003,644 and 11,231,029
    shares issued and outstanding in 1998 and
    1997, respectively                                  16,004          11,231
  Additional paid-in capital                         8,794,666       2,653,731
  Accumulated deficit                                 (737,879)     (1,847,269)
                                                   -----------     -----------
      Total Stockholders' Equity                     8,072,791         817,693
                                                   -----------     -----------
      Total Liabilities and Stockholders' Equity   $10,250,179     $ 2,253,824
                                                   ===========     ===========

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                      Three months ended           Nine months ended
                                          September 30,               September 30,
                                       1998          1997          1998          1997
                                   -----------   -----------   -----------   -----------
REVENUE:
  Title insurance premiums         $ 3,589,493   $ 1,545,632   $ 9,244,306   $ 3,661,888
  Escrow fees                        1,444,303       603,300     3,758,235     1,500,276
  Account servicing                    111,558        85,267       328,844       247,856
  Other fees                           294,357        56,411       874,696        96,528
  Interest income                      197,625        61,045       500,130       157,984
                                   -----------   -----------   -----------   -----------
                                     5,637,336     2,351,655    14,706,211     5,664,532
                                   -----------   -----------   -----------   -----------

EXPENSES:
  Personnel costs                    2,709,037     1,210,352     6,968,595     3,269,687
  Escrow commissions                   641,558       144,220     1,544,747       325,827
  Title remittance fees                345,136       153,816       932,481       364,630
  Rent                                 345,230       192,863       837,042       501,940
  Other operating expenses           1,384,408       542,081     3,177,893     1,518,566
  Interest expense                      27,914        19,169        74,063        46,108
                                   -----------   -----------   -----------   -----------
                                     5,453,283     2,262,501    13,534,821     6,026,758
                                   -----------   -----------   -----------   -----------
  Income (loss) before provision
  for income taxes                     184,053        89,154     1,171,390      (362,226)

  Provision (benefit) for
  income taxes                              --            --        62,000       (42,434)
                                   -----------   -----------   -----------   -----------

  Net income (loss)                $   184,053   $    89,154   $ 1,109,390   $  (319,792)
                                   ===========   ===========   ===========   ===========

  Net income (loss) per share      $      0.01   $      0.01   $      0.08   $     (0.03)
                                   ===========   ===========   ===========   ===========
  Weighted average shares
  outstanding - basic               15,886,882    11,231,029    14,056,518    11,039,839
                                   ===========   ===========   ===========   ===========
  Net income (loss) per share-
  assuming dilution                $      0.01   $      0.01   $      0.07   $     (0.03)
                                   ===========   ===========   ===========   ===========
  Weighted average shares
  outstanding - assuming dilution   18,228,878    12,077,490    15,802,019    11,039,839
                                   ===========   ===========   ===========   ===========

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                       For the nine months ended
                                                             September 30,
                                                          1998           1997
                                                       -----------    ----------
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES:
Net income (loss)                                     $ 1,109,390     $(319,792)
Adjustments to reconcile net income (loss) to
 net cash provided (used) by operating activities:
   Depreciation and amortization                          372,559       176,620
Changes in Assets and Liabilities:
   Accounts receivable                                   (136,706)      (66,422)
   Income taxes receivable                                     --        25,796
   Interest receivable                                    (16,165)           --
   Prepaid expenses                                      (101,468)      (20,901)
   Deposits and other assets                             (114,113)      (27,283)
   Accounts payable                                        33,488      (167,169)
   Accrued expenses                                       640,801        60,591
                                                      -----------     ---------
Net Cash flows - Operating Activities                   1,787,786      (338,560)
                                                      -----------     ---------

NET CASH USED BY INVESTING ACTIVITIES:
  Purchase of property and equipment                   (2,494,927)     (585,628)
  Decrease in cash from purchase of California Coast
  Title Company                                           (67,500)           --
  Investment in title plant                               (50,000)           --
  Property held for sale                                       --       (21,500)
                                                      -----------     ---------
Net Cash Flows - Investing Activities                  (2,612,427)     (607,128)
                                                      -----------     ---------
NET CASH PROVIDED BY FINANCING
ACTIVITIES:
  Proceeds from the issuance of stock, net              5,708,859       897,300
  Borrowings                                              125,000       200,000
  Repayment of debt                                      (466,695)     (109,565)
                                                      -----------     ---------
Net Cash Flows - Financing Activities                   5,367,164       987,735
                                                      -----------     ---------

NET INCREASE IN CASH                                    4,542,523        42,047

CASH AT THE BEGINNING OF THE PERIOD                       198,903        76,363
                                                      -----------     ---------

CASH AT THE END OF THE PERIOD                         $ 4,741,426     $ 118,410
                                                      ===========     =========

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

         On October 29, 1998, the Company issued 86,712 shares of common stock to developers in a transaction to acquire a build-to-suit building for its corporate offices. In addition, the Company has obtained a loan commitment in the amount of $3,650,000 to finance the building. This 10 year non-recourse loan with a 30 year amortization will bear interest at approximately 7.4%.

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

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         The following table sets forth the allocation of the purchase price to the assets acquired and liabilities assumed:

                  Deposits and other assets        $ 235,500
                  Other liabilities                $  78,000

NOTE 4 - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                     For the Three  month  period  ended September 30,
                               ---------------------------------------------------------------
                                               1998                       1997
                               ------------------------------- -------------------------------
                                                     Per share                       Per share
                               Net income   Shares    amount   Net income   Shares     amount
                               ----------   ------    ------   ----------   ------     ------
Basic EPS                      $184,053   15,886,882   $0.01    $ 89,154   11,231,029   $0.01
                                                                           ==========   =====
Effect of Dilutive Securities:
  Convertible debentures         10,397      312,500               5,221      192,582
  Stock options                      --    1,674,521                  --      653,879
  Warrants                           --      354,975                  --           --
                                                       -----    --------   ----------   -----
Diluted EPS                    $194,450   18,228,878   $0.01    $ 94,375   12,077,490   $0.01
                               ========   ==========   =====    ========   ==========   =====

                                         For the Nine month period ended September 30,
                               ---------------------------------------------------------------
                                               1998                       1997
                               ------------------------------- -------------------------------
                                                     Per share                       Per share
                               Net income   Shares    amount   Net income   Shares    amount
                               ----------   ------    ------   ----------   ------    ------

Basic EPS                     $1,109,390  14,056,518   $0.08   $(319,792)  11,039,839  $(0.03)
                                                       =====                           ======
Effect of Dilutive Securities:
  Convertible debentures          29,120     304,945                  --           --
  Stock options                        -   1,280,551                  --           --
  Warrants                             -     160,005                  --           --
                              ----------- ----------           ---------   ----------
Diluted EPS                    1,138,510  15,802,019   $0.07   $(319,792)  11,039,839  $(0.03)
                              =========== ==========   =====   =========   ==========  ======

NOTE 5 - SUBSEQUENT EVENTS

         On October 16, 1998, holders of the Company's convertible notes elected to convert $250,000 of notes into 250,000 shares of the Company's common stock. These notes required payment of interest only for eighteen months at a rate equal to the prime rate plus 2 1/2% and were convertible into common stock of the Company at $1.00 per share. Subsequent to the conversion, the Company has $125,000 of convertible notes outstanding. These notes require payment of interest only at a rate equal to the prime rate plus 2 1/2% (11% at October 30, 1998) and are convertible into common stock of the Company at $2.00 per share.

         On October 30, 1998, the Company filed a Form S-8 to register 2,770,000 shares of its common stock issuable pursuant to the Company's 1996 Stock Option Plan and Non-Employee Directors Stock Option Plan. As of October 30, 1998, 534,350 shares were exercisable under the Company's stock option plans with an exercise price of $1.00 per share.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         In November 1998, the Company acquired by merger Northwestern Consolidated Corporation for $3,234,450 in cash and 673,844 restricted shares of the Company's common stock at $4.00 per share. Northwestern Consolidated Corporation provides title, escrow and related real estate services to three counties in the San Francisco region. This transaction will be accounted for as a purchase.

NOTE 6 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                    For the nine months ended
                                                           September 30,
                                                        1998         1997
                                                        ----         ----
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
  Equipment purchased through debt                    322,369       28,717
  Stock issued for California Coast Title Company      90,000           --
  Long-term liability acquired in purchase for
  California Coast Title Company                       78,000           --
  Property purchased through debt                     346,848       44,196
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
       Cash paid during the period for interest        74,063       46,018

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

         The 1997 Form 10-KSB and the Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

OPERATING REVENUE

         Revenue increased by $3,285,681 or 139.7% for the three months ended September 30, 1998 compared to the same period ended September 30, 1997. Operating revenue increased by $9,041,679 or 159.6% for the nine months ended September 30, 1998 compared to the same period ended September 30, 1997. The revenue increase is attributable to a favorable real estate market, the expansion of the Company's operations in Maricopa County, Arizona and San Diego County, California.

         The following table presents information regarding the Company's operating revenue:

                                  For the Three months ended September 30,
                                  ----------------------------------------
                               1998      % of total        1997      % of total
                            ----------   ----------    ----------    ----------
Title insurance premiums    $3,589,493        63.7%    $1,545,632         65.7%
Escrow fees                  1,444,303        25.6        603,300         25.7
Account servicing              111,558         2.0         85,267          3.6
Other fees                     294,357         5.2         56,411          2.4
Interest income                197,625         3.5         61,045          2.6
                            ----------   ----------    ----------    ---------
         Total revenue      $5,637,336       100.0%    $2,351,655        100.0%


                                  For the Nine months ended September 30,
                                  ---------------------------------------
                               1998      % of total        1997      % of total
                           -----------   ----------    ----------    ----------
Title insurance premiums   $ 9,244,306        62.9%    $3,661,888         64.6%
Escrow fees                  3,758,235        25.6      1,500,276         26.5
Account servicing              328,844         2.2        247,856          4.4
Other fees                     874,696         5.9         96,528          1.7
Interest income                500,130         3.4        157,984          2.8
                           -----------   ----------    ----------    ---------
         Total revenue     $14,706,211       100.0%    $5,664,532        100.0%

         The Company's primary business is providing title and escrow services in Maricopa, Mohave and Yavapai Counties, Arizona and San Diego County, California. Approximately 65% of total revenue for the quarter ended September 30, 1998 is attributable to Maricopa County where the Company currently operates 13 locations. The September 1998 SYKES REPORT shows Capital Title as the 8th largest title company in Maricopa County with 5.8% of the overall market share for the quarter ended September 30, 1998, compared to a market share of 2.8% for the same period of the prior year. Approximately 19% of total revenue for the quarter is attributable to Yavapai County where the Company has 7 locations and ranks first in overall market share. The Company expanded its operations into San Diego County, California in June 1998 and Mohave County, Arizona in July 1998. The San Diego operations accounted for approximately 11% of total revenue for the quarter ended September 30, 1998.

OPERATING EXPENSES

         The following table presents the components of the Company's expenses and the percentage they bear to the total revenue for the respective period:

                                 For the Three months ended September 30,
                                 ----------------------------------------
                              1998     % of revenue     1997     % of revenue
                              ----     ------------     ----     ------------

Personnel costs            $2,709,037      48.1%     $1,210,352     51.5%
Escrow commissions            641,558      11.4         144,220      6.1
Title remittance fees         345,136       6.1         153,816      6.5
Rent                          345,230       6.1         192,863      8.2
Other operating expenses    1,384,408      24.6         542,081     23.1
Interest expense               27,914       0.5          19,169      0.8
                           ----------      ----      ----------     ----
                           $5,453,283      96.8%     $2,262,501     96.2%

                                 For the Nine months ended September 30,
                                 ---------------------------------------
                             1998      % of revenue     1997    % of revenue
                             ----      ------------     ----    ------------

Personnel costs            $ 6,968,595     47.4%     $3,269,687     57.7%
Escrow commissions           1,544,747     10.5         325,827      5.8
Title remittance fees          932,481      6.3         364,630      6.4
Rent                           837,042      5.7         501,940      8.9
Other operating expenses     3,177,893     21.6       1,518,566     26.8
Interest expense                74,063      0.5          46,108      0.8
                           -----------     ----      ----------    -----
                           $13,534,821     92.0%     $6,026,758    106.4%

         Overall operating expenses have increased by $3,190,782 and $7,508,063 for the three and nine-month periods ended September 30, 1998, respectively, compared to the same periods ended September 30, 1997. This increase resulted from the expansion of the Company's operations although operating expenses decreased as a percentage of revenue to 92.0% in the first nine months of 1998 from 106.4% in the same period of 1997. These decreases were the result of the relatively fixed nature of many of these expenses in relation to the increase in revenue. In the three and nine-month periods ended September 30, 1998, there were approximately $550,938 and $1,060,305, respectively, of operating expenses (net of revenue recognized) related to start up costs for the Company's San Diego, California and Mohave County, expansion in Maricopa County and from costs associated with the Company's recently formed property and casualty insurance agency. Excluding the startup costs (net of revenue recognized) associated with the Company's new operations, income, before income taxes, from existing operations for the three and nine month periods ended September 30, 1998 would have been $734,991 and $2,231,695, respectively.

         Personnel costs, including commissions, are the most significant component of the Company's operating expenses. Personnel costs including commissions increased as a percentage of revenue to 59.5% in the three months ended September 30, 1998 from 57.6% in the comparable period in 1997 as a result of increased escrow commissions due to the overall increase in revenue. Personnel costs including commissions decreased as a percentage of revenue to 57.9% in the first nine months of 1998 from 63.5% in the same period of 1997. This decrease was the result of higher productivity and the somewhat fixed nature of these expenses in relation to the increase in revenue.

         Title remittance fees relate to the amounts paid pursuant to title insurance underwriting agreements the Company has with four national title companies. Title remittance fees as a percentage of revenue have remained relatively unchanged when comparing 1998 results with comparable periods in 1997.

         Rent expense decreased as a percentage of revenue in the three and nine months ended September 30, 1998 to 6.1% and 5.7%, respectively, from 8.2% and 8.9% for the comparable periods in 1997. These decreases were the result of the fixed nature of these costs in relation to the increase in revenue.

         The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant maintenance and access, postage, and professional fees. Other operating expenses increased as a percentage of total revenue to 24.6% in the three months ended September 30, 1998 from 23.1% in the comparable period in 1997 as a result of expenses related to the new operations discussed above. Other operating expenses decreased as a percentage of revenue to 21.6% in the first nine months of 1998 from 26.8% in the same period of 1997. This decrease was the result of the relatively fixed nature of most of these expenses in relation to the increase in revenue.

         No income tax provision was recorded in the quarter ended September 30, 1998 based on the estimated annual effective tax rate after giving consideration to the available net operating loss carryforward which totaled approximately $1,350,000 at December 31, 1997.

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

         On October 29, 1998, the Company issued 86,712 shares of common stock to developers in a transaction to acquire a build-to-suit building for its corporate offices. In addition, the Company has obtained a loan commitment in the amount of $3,650,000 to finance the building. This 10 year non-recourse loan with a 30 year amortization will bear interest at approximately 7.4%.

         At September 30, 1998, the Company had current assets totaling $5,158,512 compared to current liabilities which totaled $1,618,493. Management believes that cash on hand and future cash receipts will be sufficient to meet the Company's expansion plans and to pay all obligations as they become due.

YEAR 2000 ISSUE

         Many existing computer programs use only two digits to identify a year in the date field and therefore were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results when processing data for the year 2000. The Company has examined its operation systems and should be year 2000 compliant by the end of 1998 with no material adverse effect on the Company's financial position, results of operation or liquidity. The Company has initiated formal communications with all of its significant suppliers, larger customers and parties of which the Company electronically interacts to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company's total year 2000 project costs and estimates to complete include the estimated costs and time associated with the impact of third party year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

SAFE HARBOR STATEMENT

         Certain statements contained in this discussion and analysis with respect to factors which may affect future earnings, including management's beliefs and assumptions based on information currently available, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements that are not historical facts involve risks and uncertainties, and results could vary materially from the descriptions contained herein. For more details on risk factors, see the Company's annual reports on Form 10-K and other filings with the Securities and Exchange Commission.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (27) Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CAPITAL TITLE GROUP, INC.
                                  (Registrant)

By:  /s/ Donald R. Head                         Date: November 10, 1998
    -------------------------------
     Donald R. Head
     Chairman of the Board,
     Chief Executive Officer

By:  /s/ Mark C. Walker                         Date: November 10, 1998
    -------------------------------
     Mark C. Walker
     Chief Financial Officer