Form 10KSB
period 1998-12-31
CAPITAL TITLE GROUP INC
filed 1999-03-23
CIK 1017158

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

                      For the Year Ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 Commission File No. 0-21417


                            CAPITAL TITLE GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

         Delaware                                         87-0399785
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

14555 North Scottsdale Road Suite 320, Scottsdale, Arizona          85254
----------------------------------------------------------        ---------
      (Address of principal executive offices)                    (Zip Code)

         Issuer's telephone number, including area code: (602) 483-8868

              Securities registered under Section 12(b) of the Act:
                                      NONE

              Securities registered under Section 12(g) of the Act:
                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $23,206,225.

On March 12, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $39,981,550. This figure was estimated based on March 12, 1999 closing price of the Company's common stock. The number of shares of Common Stock outstanding on March 12, 1999 was 16,671,070.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held on May 4, 1999 are incorporated by reference into Part III.
================================================================================

                                     PART I
ITEM 1. BUSINESS

COMPANY HISTORY AND OVERVIEW

         Capital Title Group, Inc. (the "Company") is a Delaware corporation which acts as the parent holding company of the following subsidiaries:

         Capital Title Agency, Inc. ("Capital Title") is an Arizona corporation which has operated under the authority of the State Banking Commission since November 1, 1981. Capital Title is an independent title agency that provides escrow services and, as an agent for four title insurance companies, issues title insurance policies to the real estate industry in Maricopa, Yavapai and Mohave Counties in Arizona. As of March 12, 1999 Capital Title operated 28 offices located throughout Maricopa, Yavapai and Mohave Counties in Arizona.

         New Century Title Company ("New Century"), a California corporation, purchased a dormant escrow and title agency in San Diego, California and began operations as an independent title agency in July 1998. New Century currently has two offices in San Diego County.

         New Century Title Company of Northern California ("New Century of Northern California") is a California corporation which acquired Northwestern Consolidated Corporation ("Northwestern") and its subsidiaries in November 1998. Northwestern had operated as an independent title agency since 1959. New Century of Northern California is an independent title agency that provides escrow services and, as an agent for a title insurance company, issues title insurance policies to the real estate industry in Sonoma, Contra Costa and Alameda Counties in California. New Century of Northern California currently operates nine offices in the San Francisco region.

         New Century Insurance Services, Inc. ("NCIS"), an Arizona corporation, was formed in January 1998 as an independent property and casualty insurance agency. NCIS began operations in April 1998. Effective in January 1999, the Company decided to exit the property and casualty insurance market and accordingly, sold an 80% interest in NCIS to NCIS's president.

         The Company plans to aggressively continue its growth in Arizona and California, and as conditions merit, to expand into other southern and southwestern states. The Company intends to accomplish this planned expansion both through acquisition transactions and through recruitment of escrow officers with significant existing revenue production based upon their relationships with real estate brokers, mortgage lenders and other industry participants. The Company will attempt to attract these significant producers through employment packages that include commissions based on revenue generated and stock options.

         The principal executive offices of the Company are located at 14555 N. Scottsdale Road, Suite 320, Scottsdale, Arizona 85254 and the Company's telephone number is (602) 483-8868.

COMPANY OPERATIONS

         The Company is an independent title agency providing escrow services and, as an agent for First American Title Insurance Company ("First American"), Chicago Title Corporation ("Chicago"), Stewart Information Services Corporation ("Stewart"), United General Insurance Company ("United General") and Old Republic Insurance Company ("Old Republic"), issues title insurance policies to service the real estate industry in seven counties in California and Arizona. Capital Title's operations commenced in 1981 in Prescott, Arizona. During 1995 and 1996, Capital Title began an expansion program, opening additional offices in the Yavapai County population centers of Prescott Valley, Cottonwood and Sedona.

         During 1996 and 1997, Capital Title opened seven branch offices in Maricopa County, Arizona. During 1998 the Company opened additional branch offices in Maricopa County and expanded into Mohave County, Arizona along with entering the California market.

         The Company's 1998 operations were positively impacted by the geographic locations in which it operates as Arizona and California rank among the top states in the nation in the rate of new job creation, population growth and gains in personal income. Additionally, these states are some of the highest single family housing markets in the nation with Phoenix and San Diego currently the 6th and 7th largest cities in the United States.

         The December 1998 market share reports show Capital Title as the top title insurer in Yavapai County. As of December 1998, Capital Title ranked fourth in Maricopa County market share, having moved up from tenth in 1997 and from twentieth the year before. The Company believes that its combination of technology, management and employee stock options will play a significant role in positively impacting its market share in the locations in which it is currently operating and in the areas into which it expands.

INDUSTRY OVERVIEW

         Title insurance has become accepted as the most efficient means of determining title to, and the priority of interests in, real estate in nearly all parts of the United States. Virtually all real property lenders require their borrowers to obtain title insurance policies at the time mortgage loans are made.

         The title insurance industry has undergone changes in the past few years as a result of revenue fluctuation based on changes in interest rates. Companies have focused on advancing technology in order to reduce costs, improve accuracy and respond to the continuing pressures within the real estate industry for faster and more cost effective processing of transactions. The major expense of a title agency company is the search and examination function in preparing preliminary title reports, commitments and title policies, and not from claim losses associated with said policies. Technology has improved the accuracy and consistency of information and allowed companies to maintain or increase their number of closings with the same number of or fewer employees.

         The Company possesses advanced title report generation and processing technology that combines title information from multiple sources via electronic data exchange. The Company has implemented this proprietary technology in its Arizona operations and in its San Diego County, California operations. This technology facilitates expansion of the Company's operations in existing markets, and management believes it outperforms the technology of other major title companies that possess greater resources than the Company.

         In the past twenty years, several large, national companies have captured a little over fifty percent of the market by securing the capital required to meet the regulatory requirements of an insurance company combining with the retention of independent agency operations. Larger companies, like Chicago, First American, and Fidelity National Financial, Inc. began on the local level, operating in a single city or county. From this small starting point, these companies grew to regional leaders and finally into national leaders in the industry.

         TITLE POLICIES. Title insurance policies state the terms and conditions upon which a title underwriter will insure title to real estate. The beneficiaries of title insurance policies are generally buyers of real property or secured lenders.

         Title insurance is different from other types of insurance because it relates to past events that affect title to property at the time of closing and not unforeseen future events. Prior to issuing policies underwriters can eliminate future losses by accurately performing searches and examinations. The major expense of a title company is the search and examination function in preparing preliminary reports, commitments and policies and is not from claim losses. The premium for title insurance is due in full on the closing date of the real estate transaction and is based upon the purchase price of the property insured or the amount of the secured loan. Coverage under the policy generally terminates upon resale or refinance of the property. The terms of coverage have become standardized in accordance with forms approved by trade associations such as American Land Title Association, Land Title Association of Arizona and California Land Title Association.

         Title insurance policies are issued on the basis of a preliminary report or commitment. These reports are prepared after a search of public records, maps and other relevant documents to ascertain title ownership and the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. A visual inspection of the property may also be made prior to the issuance of certain title insurance policies.

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

         DIRECT VS. AGENCY SALES. Preliminary reports and commitments to issue policies are prepared by title underwriters (direct sales) or by independent agents on behalf of the underwriters (agency sales). The terms and conditions upon which the real property will be insured are determined in accordance with the standard policies and procedures of the title underwriter. In direct sales, the title underwriter issues the preliminary report and commitment and retains the entire title premium paid in connection with the transaction. In agency sales, the search and examination function is performed by the independent agent and the majority of the premium collected is retained by the agent, with the balance remitted to the title underwriter. Independent agents may select among several title underwriters based upon the amount of the premium "split" offered, the overall terms and conditions of the agency agreement, including indemnification obligations of the agent and the scope of services offered to the agent by the title underwriter. Agent commissions vary by geographic region.

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

         LOSSES AND RESERVES. The maximum amount of liability under a title insurance policy is usually the face amount of the policy plus the cost of defending the insurer's title against an adverse claim. The reserve for claim losses is based upon known claims as well as losses the insurer expects to incur based on historical experience and other factors, including industry averages, claims loss history, current legal environment, geographic considerations and type of policy written. Because the Company operates an independent agency, it provides title insurance on behalf of third party underwriters. As such, the Company's losses and reserves are less than those carried by a title insurance underwriter (see Company Operations-Claims and Underwriting).

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

         During 1998, there was a significant increase in the refinance market as a result of the lowest mortgage interest rates in recent history. Low mortgage rates coupled with a strong economy also had a positive impact on the volume of residential home sales.

COMPANY STRATEGY

         The Company's strategy is to pursue aggressive growth in the title insurance industry in the Southwestern United States. Essential elements of the Company's strategy are as follows:

         COMMITMENT TO SERVICE. The Company is built on three basic entrepreneurial premises: (1) every employee is a salesperson for the Company;
(2) the Company's services are a one-stop, computer-based contact point for complete real estate transactions; and (3) success is achieved through focus on an unequaled quality of customer service. Because title insurance policies and escrow functions are generally standardized, the level of service provided is the key differentiating factor among competitors in the title industry. One of the Company's objectives is to issue written title reports on substantially all its transactions within two working days from the opening of escrow. Through its commitment to customer service, the Company seeks to build lasting relationships with its real estate industry clients.

         MARKET FOCUS. The Company's market focus is on real estate brokers and mortgage lenders as this business has historically been more consistent and less prone to fluctuation than commercial, new home sales or refinancing segments of the market. To set itself apart as a service company, the Company has developed industry specific information technology that it provides to its clients. The Company is currently developing a product called "E*TitleGram" that will allow real estate brokers access to the Company's services through the Internet.

         MANAGEMENT. The Company recognizes that its aggressive growth plan calls for executive management with extensive industry operational and expansion experience. The Company was co-founded by Donald R. Head, and he has served as Chairman of the Board and Chief Executive Officer since inception. Mr. Head has extensive experience as a developer and entrepreneur within the real estate industry and has 18 years in the title insurance industry. Additionally, he served as a board member on several U.S. and Canadian public companies and ran a successful legal practice in Prescott, Arizona.

         The Company appointed Andrew Johns as President effective April 16, 1996. Mr. Johns, the former President of Stewart Title for the State of California, has nearly 30 years of industry experience, including the expansion of United Title's Orange County operations throughout the Southern California market. The Company believes that Mr. Johns has the leadership, experience and industry contacts required to effect the Company's expansion into the California Market.

         In February, 1998, the Company appointed Milton Ferrantelli, Executive Vice President of Capital Title Group and President of Capital Title Agency, Inc.'s Arizona operations. Mr. Ferrantelli purchased United Title Insurance Agency in 1986 with two active partners and served as its President and Chief Executive Officer prior to its acquisition by Norwest Financial in 1994. United Title held the number one market share for title and escrow services in Maricopa County from 1984 through 1994. Mr. Ferrantelli has over 25 years of experience in the title and escrow industry in the Arizona marketplace.

         In addition, the Company employs eight managers to run the day-to-day operations in the counties the Company operates in and to support the above mentioned executives. These managers average over 20 years experience in the title and escrow industry.

         EQUITY PARTICIPATION BY ESCROW OFFICERS. Escrow officers are the major revenue producers for title insurance companies. It is their business relationships with real estate brokers, lenders and other industry participants whom are primarily responsible for the direction of escrow and title business. The Company will seek to attract the most successful escrow officers (and the related revenue) through employment packages that include commissions based on revenue produced and stock options as added motivational incentives. The Company believes such programs will also promote Company loyalty, which will help to insulate the Company's escrow officers from competitive recruiting efforts.

         EXPANSION. The Company intends to accomplish its planned expansion through acquisitions of existing title agencies and opening operations in California and as conditions merit, other states throughout the South and Southwest. These expanded operations are expected to be enhanced by utilizing the Company's recruiting strategy that has proven extremely successful in Arizona.

COMPANY OPERATIONS

         The Company reported record revenues for each quarter in 1998 with revenue up 178% for the year ended December 31, 1998 compared to the year ended December 31, 1997. Revenue was $23.2 million for the year ended December 31, 1998 compared to $8.3 million for the year ended December 31, 1997. Although the Company completed a significant acquisition in November 1998, most of the increase in the Company's revenues in 1998 was attributable to internal growth. Of the Company's $14.9 million revenue growth from 1997 to 1998, $1.8 million was attributable to revenue from acquired companies, $1.8 million was attributable to new start-up operations and $11.3 million was attributable to increased revenue from expansion of existing operations.

         For the fiscal years ended December 31, 1998 and 1997, revenue from the issuance of title insurance policies represented 63% and 64%, respectively, of the Company's consolidated revenues. Escrow and related fees for the years ended December 31, 1998 and 1997 represented 30% and 26%, respectively, of the Company's consolidated revenue.

         MARKETING. The Company believes that the primary source of its business is from referrals from participants in the real estate industry such as real estate brokers, mortgage lenders, developers and attorneys. In addition to the referral market, the Company markets its services directly to larger brokerages and real property lenders. Marketing activities are performed by the escrow officers of the Company and marketing representatives whose sole function is the solicitation of business from major real estate brokers, developers, owners and lenders. Escrow officers, in addition to their escrow service duties, maintain and further develop relationships established with current clients for on-going business. The marketing representatives hold educational seminars for real estate brokers, offer the use of "Dataquick" as a service that provides ease in placing valuations on surrounding property and train brokers and their assistants in the use of the Company's proprietary industry specific information technology.

         ESCROW SERVICE. The Company's escrow departments are responsible for handling the consummation of real estate sales, exchanges and a variety of other transactions involving the sale or encumbrance of real property, refinance of real property, sales of assets of businesses and sales of promissory notes secured by deeds of trust.

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

         The accumulation of title data from public records which provides the history of each parcel of real estate in a particular county is referred to as a "title plant." The Company has entered into a multi-year service agreements for title plant access in the counties it operates. In certain counties, the Company may be a partial owner in a title plant or own a title plant which contains data prior to the time period covered by a third party title plant provider. The Company can use the services of a third party title plant provider or acquire additional title plants for purposes of conducting its title research as it expands into additional geographic areas. The cost of obtaining title plants varies with economic and market conditions in the geographic area to which the title plants relate. The Company believes it will be able to obtain title plants on terms and conditions that are acceptable to it through the acquisition of title companies as the Company expands into other markets; however, there can be no assurance in this regard.

         CLAIMS AND UNDERWRITING. The Company provides title insurance as an agent of First American, United General, Chicago, Old Republic and Stewart. These services are provided pursuant to Underwriting Agreements with each of these underwriters which state the conditions on which the Company is authorized to issue a title insurance policy on behalf of the underwriter and prescribe the circumstances under which the Company may be liable to the underwriter if a policy loss is attributable to errors made by the Company. The underwriting agreements with First American, United General, Chicago, Old Republic and Stewart provide that the Company: (1) must fully comply with all requirements relating to the issuance of title insurance within each of the counties in which the Company does business and must comply with generally accepted standards of underwriting; (2) will be liable for any losses payable on a basis of erroneous reports or in excess of the stated liability on the policy when an insured makes a successful claim based on negligence; (3) may not write a policy in excess of the stated contract amount without prior approval from the insurance company; and (4) will be liable for the first $5,000 of each loss, unless specifically waived by the insurance company. The Company is not an exclusive agent for First American, United General, Chicago, Old Republic or Stewart.

         Claims against title insurance policies normally arise out of human error. During the process of accumulation and analysis of the public record, certain inaccuracies and inconsistencies are encountered that sometimes result in a situation in which interpretation of these documents could lead to a claim. Such claims are reviewed by the Company's staff and, if warranted, sent to the insurance carrier for final disposition.

         Underwriting is the process of analyzing risk assumption. As each individual situation arises, the local staff makes a risk analysis. If the local underwriting staff decides that the risk assumption is outside its underwriting authority, the insurance carrier is contacted for its underwriting approval.

         The Company assumes the entire risk of losses incurred in errors made during the escrow process; however, it has secured insurance coverage to limit any significant losses.

         ACCOUNT SERVICING. The account servicing department handles the receipt and disbursement of monies for accounts with respect to which the Company acts as servicing agent for a transaction. Its responsibility as trustee includes the maintenance of all records reflecting receipts and disbursements, calculation of total interest, principal and any other sums due as required under the agreement/note between the buyer and the seller. This information is summarized and reported to the Internal Revenue Service with the appropriate Form 1098 and/or 1099 supplied to the buyer and the seller. Following the payoff of accounts, the servicing agent prepares and records the appropriate documents necessary to substantiate accounts as paid in full in the applicable county records. Typically, transactions serviced by the Company include promissory notes secured by deeds of trust and agreements of sale.

         FORECLOSURES. Both promissory notes secured by deeds of trust and agreements of sale can be foreclosed non-judicially by the servicing agent. As trustee of the documents being serviced by the Company, the seller and/or beneficiary can direct the servicing agent, at the time of default, to proceed with foreclosure of the lien.

         The  maintenance of accurate  up-to-date  accounting and control of all
original   documents  enable  the   trustee/servicing   agent  to  expedite  the
non-judicial trustee sale or foreclosure.

         ADMINISTRATION. The Company's administrative staff handles general accounting and finance, human resources, purchasing, management information systems and regulatory compliance.

CUSTOMERS

         The Company is not dependent upon any single customer or single group of customers. The loss of any one customer would not have a material adverse effect on the Company.

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

COMPETITION

         The title insurance business is highly competitive. Companies with significant market share in Arizona and California include First American, Chicago, Old Republic, Security Title, ATI Title Agency, Fidelity Title, Lawyers Title, and American Title. The number and size of competing companies varies in different geographic areas. In those areas where the Company operates and intends to operate the Company will face competition from major national insurance underwriters and other independent agencies, many of which have financial and other resources greater than those of the Company. The Company believes that quality and timeliness of service are the key competitive factors in the industry because parties to a real estate transaction are usually concerned with time schedules and costs associated with delays in the closing of transactions. In those states where prices are not established by regulation, the price of title insurance is also an important competitive factor.

REGULATION

         The Company conducts its business under licenses granted by the State Banking and Insurance Departments of the State of Arizona and the Department of Insurance in California. The title insurance and escrow businesses generally are subject to extensive regulation under applicable state laws. These laws establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses, regulating trade practices, licensing agents, approving policy forms and approving rate schedules. Failure to comply with these regulations or an inability to secure or maintain any required licenses could materially adversely affect the Company's business. The Company believes that it is in material compliance with applicable laws and regulations and that it will maintain and obtain all licenses required for the conduct of its business.

EMPLOYEES

         As of December 31, 1998, the Company had a total of 477 employees, of which 296 are located in Arizona and 181 are in California. The Company believes that its relations with its employees are excellent.

ITEM 2. PROPERTIES

         The Company conducts its business operations primarily in leased office space. The Company currently leases offices at 38 locations with remaining lease periods ranging from one to sixty months. The Company's monthly rental payments at the foregoing locations are approximately $172,000. In addition, the Company owns three buildings in Northern California totaling approximately 38,000 square feet. The Company is currently constructing, and will own, a 24,000 square foot building in Phoenix, Arizona to house its corporate headquarters and its Maricopa County operations.

ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in certain legal actions which arise in the normal course of its title business. The Company believes that none of these claims are material, either individually or in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock has been quoted on The Nasdaq SmallCap Market under the symbol "CTGI" since September 21, 1998 and on the OTC Electronic Bulletin Board market from May 15, 1997 to September 20, 1998.

         The following table sets forth high and low bid prices of the Company's Common Stock for the periods indicated. Bid quotations represent interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                     Date                     High/Bid         Low/Bid
                     ----                     --------         -------
         1997
         Second Quarter (beginning May 15)     $3.00           $2.50
         Third Quarter                          2.38            1.50
         Fourth Quarter                         1.81            1.50
         1998
         First Quarter                          2.56            1.56
         Second Quarter                         3.62            2.63
         Third Quarter                          4.50            3.25
         Fourth Quarter                         4.06            3.38
         1999
         First Quarter (through March 19)       3.69            3.00

         As of December 31, 1998, the Company had issued and outstanding 16,926,791 shares of common stock. In addition, 2,400,000 shares are reserved for issuance under the Company's 1996 Stock Option Plan and 370,000 shares are reserved for issuance under the Company's Directors Non-Employee Plan. (See Item 11 "Security Ownership of Certain Beneficial Owners and Management.") At December 31, 1998, there were 313 record holders of the Company's Common Stock.

         In March 1998, the Company issued 463,500 warrants in conjunction with a private placement. Each warrant entitles the holder to purchase one share of the Company's common stock at $2.50 until March 31, 2000. In April 1998, the Company issued 308,642 warrants to an investment banking firm that acted as placement agent in connection with private placement. Each warrant entitles the holder to purchase one share of the Company's common stock at $1.62 until May 1, 2001.

         In February 1998, the Company issued $125,000 in convertible notes for the purpose of obtaining capital to open one additional branch in Maricopa County, Arizona. The convertible notes require payment of interest only for eighteen months at an interest rate equal to the prime rate plus 2 1/2%. At any time within the eighteen months, the note holders will have the option of converting the obligation into common stock of the Company at $2.00 per share. The convertible notes are secured by furniture and equipment in the respective branch.

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

OVERVIEW

         During 1998, the Company's primary business was providing title and escrow services in Maricopa and Yavapai County, Arizona. The significant growth the Company experienced in 1998 resulted from acquisitions in California, startup operations in California and Mohave County, Arizona and further expansion and market share increase in Maricopa and Yavapai County, Arizona. Management believes the expansion in existing operations results in part from a recruitment program which allows each employee of the Company to become an owner of the Company through the Company's employee stock option plan, a management philosophy which allows each branch manager to operate their branch as if it was their own company and superior technology which allows for more efficient processing of title and escrow services. The Company will continue to use this philosophy and technology as it continues to expand its operations.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the components of the Company's revenue and expenses along with the percentage they bear to total revenue:

                                               For The Years Ended,
                         ----------------------------------------------------------
                            December 31,          December 31,       October 31,
                         ------------------   -----------------   -----------------
                             1998       %        1997       %        1996       %
                         -----------  -----   ----------  -----   ----------  -----
Title insurance premiums $14,634,442   63.0%  $5,359,001   64.2%  $1,451,479   56.2%
Escrow and related fees    7,030,248   30.3    2,190,641   26.2      695,995   26.9
Account servicing            504,813    2.2      341,292    4.1      314,939   12.2
Other fees                   248,727    1.1      186,151    2.2       16,947     .7
Interest income              787,995    3.4      271,419    3.3      103,295    4.0
                         -----------  -----   ----------  -----   ----------  -----
                         $23,206,225  100.0%  $8,348,504  100.0%  $2,582,655  100.0%
                         ===========  =====   ==========  =====   ==========  =====

Personnel cost           $11,186,564   48.2%  $4,650,618   55.7%  $1,958,292   75.8%
Escrow commissions         2,249,468    9.7      519,670    6.2       24,768    1.0
Title remittance fees      1,459,452    6.3      494,776    5.9      170,933    6.6
Rent                       1,254,010    5.4      692,732    8.3      296,058   11.5
Other operating expenses   5,121,998   22.1    2,206,402   26.4    1,162,762   45.0
Interest expense              99,257     .4       71,458     .9       17,835     .7
                         ===========  -----   ==========  -----   ==========  -----
                         $21,370,749   92.1%  $8,635,656  103.4%  $3,630,648  140.6%
                         ===========  =====   ==========  =====   ==========  =====

FISCAL 1998 COMPARED TO FISCAL 1997

         The Company's revenues increased by $14,857,721 or 178% for the year ended December 31, 1998 as compared to the year ended December 31, 1997. Approximately $3,626,000 of this increase resulted from acquisitions and startup operations. The remaining increase is attributable to the Company's expansion and increased market share in Maricopa and Yavapai counties, Arizona, a favorable real estate market and favorable interest rates.

         The Company's revenue from title insurance premiums and escrow fees is primarily from three sources. The largest revenue source is from residential resales. The current residential resale marketing projections for the counties in which the Company operates predict that the resale market should continue to be strong as new house prices continue to climb and mortgage interest rates remain at their current low levels. The Company's marketing plan is to have the vast majority of the Company's title and escrow revenue be derived from the resale business. Historically, the resale business has been more consistent and less subject to fluctuations than commercial, new homes sales, or refinancing segments of the market. The commercial, new home sales and refinancing markets tend to be more influenced by interest rates and other economic conditions.

         Conventional real estate lending and refinancing make up the next largest component of the Company's title and escrow revenue. There was an increase in the refinance market during 1998 as a direct result of the lowest mortgage interest rates in recent history. Included in this category is the conventional real estate lending business, which, like residential resales, is less affected by interest rate fluctuations. The Company was in an ideal position, due to its technological and service reputation, to take advantage of the strong refinance market in 1998.

         Commercial transactions made up less than 4% of the Company's title and escrow revenue in 1998 compared to approximately 5% during 1997. The Company has a separate commercial escrow unit in Maricopa County which accounts for a majority of the Company's commercial business. The decrease in commercial business as a percent of total title and escrow revenue is due to a higher mix of residential resales and refinance business, as the overall volume of commercial business increased in 1998 compared to 1997.

         During the year ended December 31, 1998, there were approximately $1,270,000 of operating expenses (net of revenue recognized) related to startup costs for the Company's San Diego, California and Mohave County operations and from costs associated with the Company's property and casualty insurance agency. Excluding the startup costs (net of revenue recognized) of $1,270,000, income, before income taxes, from existing operations would have been approximately $3,105,000 for the year ended December 31, 1998.

         Personnel costs, including commissions, are the most significant component of the Company's operating expenses. Due to the growth the Company has been experiencing since initiating its business plan, the number of people employed by the Company increased from 175 on December 31, 1997 to 477 on December 31, 1998. For the year ended December 31, 1998, personnel costs including commissions were 57.9% of total revenue compared to 61.9% of total revenue for the year ended December 31, 1997. This decrease was a result of higher productivity and the somewhat fixed nature of those expenses in relation to the increase in revenue.

         Title remittance fees relate to the amounts paid pursuant to title insurance underwriting agreements the Company has with five national title companies. Title remittance fees as a percentage of revenue have remained relatively unchanged when comparing 1998 results with fiscal year 1997.

         Rent expense decreased as a percentage of revenue in the year ended December 31 1998 to 5.4% from 8.3% in 1997. These decreases were the result to the fixed nature of these costs in relation to the increase in revenue.

         The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant maintenance and access, postage and professional fees. Other operating expenses decreased as a percentage of total revenue to 22.1% in 1998 from 26.4% in 1997. This decrease was the result of the relatively fixed nature of most of these expenses in relation to the increase in revenue.

         An income tax provision of $159,449 was recorded for the year ended December 31, 1998 based on the estimated annual effective tax rate after giving consideration to the available net operating loss carryforward. As of December 31, 1998, the Company's net operating loss carryforward has been fully utilized.

FISCAL 1997 COMPARED TO FISCAL 1996

         In December 1996, the Company elected to change its year end from October to December. These discussions compare the fiscal year ended October 31, 1996 to the calendar year ended December 31, 1997.

         The Company's revenues increased by $5,765,849 or 223% for the fiscal year ended December 31, 1997 as compared to the fiscal year ended October 31, 1996. The revenue increase is attributable to the Company's expansion into and increased market share in Maricopa County, Arizona, increased market share in Yavapai County, Arizona, a favorable real estate market and favorable interest rates.

         Personnel costs, including commissions, are the most significant component of the Company's operating expenses. Due to the growth the Company has been experiencing since initiating its growth plan, personnel costs increased 137% for the fiscal year ended December 31, 1997 compared to the fiscal year ended October 31, 1996. The number of people employed by the Company increased from 112 on December 31, 1996 to 175 on December 31, 1997. For the fiscal year ended December 31, 1997, personnel costs including commissions were 61.9% of total revenue compared to 76.8% of total revenue for the year ended October 31, 1996.

         Title remittance fees relate to the amounts paid pursuant to title insurance underwriting agreements the Company has. Title remittance fees as a percentage of revenue decreased when comparing 1996 results with fiscal year 1997 due to more favorable terms in the underwriting agreements.

         Rent expense decreased as a percentage of revenue in the year ended December 31, 1997 to 8.3% from 11.5% in 1996. These decreases were the result of the fixed nature of these costs in relation to the increase in revenue.

         The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant maintenance and access, postage and professional fees. Other operating expenses decreased as a percentage of total revenue to 26.4% in 1997 from 45.0% in 1996. This decrease was the result of the relatively fixed nature of most of these expenses in relation to the increase in revenue.

LIQUIDITY AND CAPITAL RESOURCES

         Capital Title Group requires capital to expand its geographical base, make acquisitions, further implement its market penetration program, recruit and train new personnel and purchase additional property and equipment to implement its expansion program. During the year ended December 31, 1998, the Company financed its operating and business development activities through operating revenue, through the private placement of shares of common stock which resulted in net proceeds to the Company of approximately $5,951,000 and through a private placement and convertible debentures which resulted in net proceeds to the Company of $125,000.

         On March 31, 1998, the Company completed a private placement of 463,500 units at $3.00 per unit. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at a per share price of $2.50 within a two year period. The net proceeds from this private placement were approximately $1,300,000.

         On April 30, 1998 the Company completed a $5,000,000 private placement of common stock in which 3,703,703 shares of common stock were issued at $1.35 per share. In addition, the Company issued three-year warrants to purchase an additional 308,642 shares of common stock at $1.62 per share to the investment banking firm that acted as placement agent in the transaction. The net proceeds from this private placement of approximately $4,400,000 were used by the Company to support expansion of its business in Arizona and California and for working capital and general corporate purposes.

         On October 29, 1998, the Company issued 86,712 shares of common stock to developers in a transaction to acquire a build-to-suit building for its corporate offices. In addition, the Company has obtained a loan commitment in the amount of $3,650,000 to finance the building. This 10 year non-recourse loan with a 25 year amortization will bear interest at approximately 7.4%.

         At December 31, 1998, the Company had current assets totaling $6,180,454 compared to current liabilities which totaled $3,853,655. Management believes that cash on hand and future cash flow from operations will be sufficient to meet the Company's expansion plans and to pay all obligations as they become due.

         In February 1999, the Company secured a $5,000,000 credit facility from a bank which will bear interest on any outstanding balance at the prime rate. This credit facility is comprised of a $2,000,000 revolving line of credit and a $3,000,000 term loan to be used for future acquisitions. No amounts have been drawn against this credit facility.

YEAR 2000 ISSUE

         Many older computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by the year 2000.

         The Company has examined its operating systems and, with the exception of nine offices recently acquired in Northern California, believes that its operations are currently year 2000 compliant. The computer systems and programs currently used by the nine offices the Company acquired from Northwestern Consolidated Corporation are not year 2000 compliant; however, it was the Company's intentions at the time of the acquisition to replace these systems prior to December 1999 with technology and programs similar to those used in its other operations. It is estimated that the costs associated with purchasing and installing this technology will be approximately $620,000. These costs, consisting primarily of hardware and software purchased and installed by third party vendors, will be capitalized and will have a nominal impact on results of operations.

         The Company has initiated formal communications with all of its significant suppliers, larger customers and other parties of which the Company electronically interacts to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own year 2000 issues. The Company is not aware of any significant impact on its operations that would result from third party year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

         The Company's business and financial transactions are processed on local area networks comprised of relatively new personal computers and servers. As a contingency plan, in the event of any unforseen problems related to communications or third party interface, the Company could input, process and store data on stand-alone networks until such problems could be remedied. This contingency plan would, however, be negatively impacted in the event of a catastrophic failure in banking systems and the failure of systems related to county recorders.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains certain forward-looking statements. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among others, these forward-looking statements are based on assumptions that (a) the volume of real estate transactions in the Company's market areas will remain at sufficient levels to support the company's business, (b) the Company will be able to successfully integrate acquired businesses and the results of operations therefrom will support the acquisition price, (c) that the Company will be able to retain, and when needed, add key personnel, (d) that the Company's forecasts will accurately anticipate market demand, (e) that there will be no material adverse changes in the Company's existing operations, (f) the Company will be able to obtain sufficient equity or debt funding to increase its capital resources by the amount needed for new business acquisitions, if any and (g) the Company will not suffer from problems related to Year 2000 issues. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the Company's plans or objectives will be achieved.

ITEM 7. FINANCIAL STATEMENTS

                         Report of Independent Auditors

Shareholders and Board of Directors
Capital Title Group, Inc.

         We have audited the accompanying consolidated balance sheets of Capital Title Group, Inc. and Subsidiaries (the Company) as of December 31, 1998 and
1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP

Phoenix, Arizona
March 5, 1999

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                        1998            1997
                                                    -----------     -----------
ASSETS
Current Assets:
  Cash and cash equivalents                         $ 4,833,826     $   198,903
  Accounts receivable, net                              364,725         109,906
  Notes and other receivables                           406,028          36,287
  Other current assets                                  575,875          16,554
                                                    -----------     -----------
     Total Current Assets                             6,180,454         361,650

Property and Equipment, net                           8,863,133       1,560,655

Other Assets:
  Notes receivable                                      231,531              --
  Investment in title plant                             520,249         175,000
  Deposits and other assets                             312,693          90,823
  Property held for investment                          161,270          65,696
  Goodwill                                              259,024              --
                                                    ===========     ===========
     Total Assets                                   $16,528,354     $ 2,253,824
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                 $   532,346     $   553,119
  Accounts payable                                      664,737         317,003
  Accrued expenses                                    2,656,572         150,647
                                                    -----------     -----------
     Total Current Liabilities                        3,853,655       1,020,769

Long-Term Debt                                        1,766,815         415,362
Other Liabilities                                       117,905              --

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000
   shares authorized,16,926,791 and 11,231,029
   shares issued and outstanding in 1998
   and 1997,  respectively                               16,927          11,231
Additional paid-in capital                           10,944,294       2,653,731
Accumulated deficit                                    (171,242)     (1,847,269)
                                                    -----------     -----------
     Total Stockholders' Equity                      10,789,979         817,693
                                                    -----------     -----------
       Total Liabilities and Stockholders' Equity   $16,528,354     $ 2,253,824
                                                    ===========     ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year ended December 31,
                                                     1998              1997
                                                  -----------       -----------
REVENUE:
 Title insurance premiums                         $14,634,442       $ 5,359,001
 Escrow and related fees                            7,030,248         2,190,641
 Account servicing                                    504,813           341,292
 Other income                                         248,727           186,151
 Interest income                                      787,995           271,419
                                                  -----------       -----------
                                                   23,206,225         8,348,504
                                                  -----------       -----------
EXPENSES:
 Personnel costs                                   11,186,564         4,650,618
 Escrow commissions                                 2,249,468           519,670
 Title remittance fees                              1,459,452           494,776
 Rent                                               1,254,010           692,732
 Other operating expenses                           5,121,998         2,206,402
 Interest expense                                      99,257            71,458
                                                  -----------       -----------
                                                   21,370,749         8,635,656
                                                  -----------       -----------

 Income (loss) before income taxes                  1,835,476          (287,152)

 Income tax provision (benefit)                       159,449           (42,434)
                                                  -----------       -----------

 Net income (loss)                                $ 1,676,027       $  (244,718)
                                                  ===========       ===========
 Net income (loss) per common share:
      Basic                                       $       .11       $     (0.02)
                                                  ===========       ===========
      Diluted                                     $       .11       $     (0.02)
                                                  ===========       ===========
 Weighted average shares outstanding:
      Basic                                        14,566,390        11,088,029
                                                  ===========       ===========
      Diluted                                      15,938,041        11,088,029
                                                  ===========       ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          Common Stock       Additional
                                     --------------------     Paid-in     Accumulated
                                       Shares    Par Value     Capital       Deficit
                                     ----------  ---------   -----------   -----------
Balance at December 31, 1996         10,316,029   $10,316   $ 1,757,346   $(1,602,551)

Shares issued in private placement,
net of costs of $17,700                 915,000       915       896,385            --

Net loss                                     --        --            --      (244,718)
                                     ----------   -------   -----------   -----------

Balance at December 31, 1997         11,231,029    11,231     2,653,731    (1,847,269)

Shares issued in private placements,
net of costs of $754,000              4,727,415     4,728     5,946,886            --

Shares issued in connection with
options exercised                         7,700         7         7,693            --

Shares issued in connection with
convertible debentures                  250,000       250       249,750            --

Shares issued in connection with
acquisitions                            710,647       711     2,086,234            --

Net income                                   --        --            --     1,676,027
                                     ----------   -------   -----------   -----------

Balance at December 31, 1998         16,926,791   $16,927   $10,944,294   $  (171,242)
                                     ==========   =======   ===========   ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Year Ended December 31,
                                                         1998            1997
                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                    $ 1,676,027     $ (244,718)
Adjustments to reconcile net income (loss) to net
 cash provided (used) by operating activities:
 Depreciation and amortization                           678,658        293,212

Changes in operating assets and liabilities, net
 of effects from purchase of subsidiaries:
 Accounts receivable                                    (182,420)       (91,197)
 Income taxes receivable                                      --         25,796
 Notes and other receivables                            (102,836)        36,287
 Other current assets                                   (492,979)       (32,635)
 Deposits and other assets                               (97,052)       (32,124)
 Accounts payable                                        198,767       (232,563)
 Accrued expenses                                        753,728         79,437
 Other liabilities                                        39,905             --
                                                     -----------     ----------
Net Cash Flows - Operating Activities                  2,471,798       (198,505)
                                                     -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                   (3,192,277)      (746,922)
 Property held for sale                                       --        (21,500)
 Purchase of subsidiaries, net cash                      209,921             --
 Purchase of title plant                                 (97,447)            --
                                                     -----------     ----------
Net Cash Flows - Investing Activities                 (3,079,803)      (768,422)
                                                     -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings                                              125,000        401,126
 Debt service payments                                  (581,254)      (208,959)
 Proceeds from the issuance of stock, net              5,699,182        897,300
                                                     -----------     ----------
Net Cash Flows - Financing Activities                  5,242,928      1,089,467
                                                     -----------     ----------
NET INCREASE IN CASH AND CASH
EQUIVALENTS                                            4,634,923        122,540

CASH AT THE BEGINNING OF THE YEAR                        198,903         76,363
                                                     -----------     ----------

CASH AT THE END OF THE YEAR                          $ 4,833,826     $  198,903
                                                     ===========     ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF CORPORATION:

Capital Title Group, Inc. (the "Company") is a Delaware corporation which acts as the parent holding company of the following subsidiaries.

Capital Title Agency, Inc. ("Capital Title") is an Arizona corporation which has operated under the authority of the State Banking Commission since November 1, 1981. Capital Title is an independent title agency providing escrow services and, as an agent for four title insurance companies, issues title insurance policies to the real estate industry in Maricopa, Yavapai and Mohave Counties in Arizona. As of March 1, 1999 Capital Title operated 28 offices located throughout Maricopa, Yavapai and Mohave Counties in Arizona.

New Century Title Company ("New Century"), a California corporation, purchased a dormant escrow and title agency in San Diego, California and began operations as an independent title agency in July 1998.

New Century Title Company of Northern California ("New Century of Northern California") is a California corporation which acquired Northwestern Consolidated Corporation and its subsidiaries in November 1998. New Century of Northern California is an independent title agency providing escrow services and, as an agent for a title insurance company, issues title insurance policies to the real estate industry in Sonoma, Contra Costa and Alameda Counties in California. New Century of Northern California currently operates nine offices in the San Francisco region.

New Century Insurance Services, Inc. ("NCIS"), an Arizona corporation, was formed in January 1998 as an independent property and casualty insurance agency. NCIS began operations in April 1998. Effective in January 1999, the Company decided to exit the property and casualty insurance market and accordingly, sold an 80% interest in NCIS to NCIS's president.

     BASIS OF PRESENTATION:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS:

Cash and cash equivalents include all highly liquid investments purchased with an initial maturity of three months or less.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     ACCOUNTS RECEIVABLE:

The Company uses the allowance method to account for non-collectible accounts receivable. The allowance is established based upon a review of the individual accounts and the Company's prior collection history. The allowance for non-collectible accounts was $27,942 and $13,752 in 1998 and 1997, respectively.

     INCOME RECOGNITION:

Title insurance premiums and escrow fees are recognized as revenue at the time of closing of the related real estate transaction. Income from account servicing and other fees is recognized when the service is performed. Income from insurance recoveries is recognized when the dispute is settled and the money is received.

     PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost and are being depreciated on a straight-line basis over estimated useful lives and consist of the following:

                                         Useful Lives      1998         1997
                                        --------------  -----------  ----------
    Land and construction in progress              N/A  $ 1,872,271  $       --
    Buildings and leasehold improvements    10-40years    4,174,975     285,113
    Office equipment                            5years    4,533,085   1,683,472
    Furniture and fixtures                      7years    2,583,289     273,048
    Vehicles                                    5years      270,098      61,418
                                                        -----------  ----------
                                                         13,433,718   2,303,051
    Less: accumulated depreciation and
          amortization                                   (4,570,585)   (742,396)
                                                        -----------  ----------
                                                        $ 8,863,133  $1,560,655
                                                        ===========  ==========

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

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     GOODWILL:

The Company recorded approximately $263,000 of goodwill related to cost in excess of net assets acquired pursuant to its purchase of a title agency in San Diego, California. Goodwill is being amortized over twenty years and accumulated amortization at December 31, 1998 was approximately $4,000.

     INCOME TAXES:

The Company and its subsidiaries file consolidated federal and state income tax returns. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Statement No. 109 ACCOUNTING FOR INCOME TAXES. Statement 109 provides that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and the utilization of the net operating loss ("NOL") carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     EARNINGS PER SHARE:

In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE. Statement 128 replaced the calculation of primary and fully diluted earnings per share ("EPS") with basic and diluted EPS. Unlike primary EPS, basic EPS excludes any dilutive effects of options, warrants and convertible securities. Diluted EPS is very similar to the previously reported fully diluted EPS.

The following table sets forth the computation of basic and diluted EPS:

                                                 For the year ended December 31,
                               ------------------------------------------------------------------
                                            1998                              1997
                               --------------------------------  --------------------------------
                                                      Per share                         Per share
                               Net income    Shares    amount    Net loss     Shares      amount
                               ----------    ------    ------    --------     ------      ------
Basic EPS                      $1,676,027  14,566,390   $0.11    $(244,718)  11,088,029   $(0.02)
                                                        =====                             ======
Effect of Dilutive Securities:
 Stock options                         --   1,237,569                   --           --
 Warrants                              --     134,082                   --           --
                               ----------  ----------            ---------   ----------
Diluted EPS                    $1,676,027  15,938,041   $0.11    $(244,718)  11,088,029   $(0.02)
                               ==========  ==========   =====    =========   ==========   ======

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company discloses fair value information about financial instruments where it is practicable to estimate their value in accordance with Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company estimates that the carrying value of its financial instruments, consisting of cash, cash equivalents, certificates of deposit, notes receivable and debt obligations approximate their fair values at December 31, 1998 and 1997.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     RECLASSIFICATIONS:

Certain   reclassifications  have  been  made  to  the  prior  period  financial statements to conform to the current period presentation.

2. ACQUISITION:

In November 1998, the Company acquired Northwestern Consolidated Corporation for a purchase price of approximately $3.5 million in cash and 665,647 restricted shares of its common stock. The merger which is being accounted for as a purchase was effective November 1, 1998.

The assets acquired and liabilities assumed in this acquisition were as follows:

        Assets acquired at fair value               $7,917,911
        Liabilities assumed at fair value           (2,454,351)
                                                    ==========
                 Total purchase price               $5,463,560
                                                    ==========

The unaudited proforma results of operations, assuming this acquisition occurred at the beginning of each period presented, are indicated in the following table. These unaudited proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on the dates indicated.

                                         Year ended December 31,
                                         1998               1997
                                      -----------       -----------
      Revenue                         $31,583,000       $17,972,000
      Net income (loss)               $ 2,335,000       $  (323,000)
      Basic EPS                       $      0.15       $     (0.03)
      Diluted EPS                     $      0.14       $     (0.03)

3. CASH IN ESCROW:

The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from active escrow, trust and account servicing. The balances in these accounts have not been included in these financial statements. As of December 31, 1998, the accounts contain balances of approximately $82,938,000.

4. CONCENTRATION OF CREDIT RISK:

The Company maintains cash and cash equivalents with various financial institutions. Deposits not to exceed $100,000 at each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 1998, the Company had uninsured cash and cash equivalents of approximately $1,297,000.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. INCOME TAXES:

The income tax provision (benefit) consists of the following:

                                                 Year Ended December 31,
                                                    1998          1997
                                                  --------      --------
      Current tax provision (benefit)             $119,544      $(42,434)
      Deferred tax provision                        39,905            --
                                                  --------      --------
                                                  $159,449      $(42,434)
                                                  ========      ========

The income tax benefit for the year ended December 31, 1997 related to income tax refunds received from the IRS due to NOL carrybacks the Company utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1998 and 1997 are as follows:

                                                  1998             1997
                                                ---------       ---------
      Accounts receivable                       $   5,501       $   3,160
      Property and equipment                     (115,980)        (32,183)
      Alternative minimum credit                   70,574              --
      Loss carryforwards                               --         312,140
                                                ---------       ---------
                                                  (39,905)        283,117
      Less:  valuation allowance                       --        (283,117)
                                                =========       =========
                                                $ (39,905)      $      --
                                                =========       =========

At December 31, 1998, the Company has fully utilized its net operating loss carryforwards of approximately $1,750,000 for federal and state income tax purposes.

The reconciliation of the provision (benefit) for income taxes with the expected income taxes based on the statutory federal income tax rate is as follows:

                                                   Year Ended December 31,
                                                      1998         1997
                                                    ---------    --------
      Expected  income tax  provision  (benefit)
      at the federal statutory rate                 $ 642,106    $(97,632)
      State income taxes net of federal benefit        16,154          --
      Effect of rate schedule                          (5,334)         --
      Effect of net permanent differences              15,612       7,547
      Effect of alternative minimum tax                70,574          --
      Utilization of net operating loss carryover    (579,663)         --
      Net operating loss unutilized                        --      47,651
                                                    ---------    --------
                                                    $ 159,449    $(42,434)
                                                    =========    ========

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.  LONG TERM DEBT:

Long term debt consists of the following:
                                                       1998              1997
                                                    ----------         ---------
8.75%  note  payable  to  Imperial   Bank  of
California,     with    monthly     principal
installments of $1,417 plus accrued interest,
due February 2000; secured by building.             $1,523,969         $     --

8.2%  note   payable  to  Imperial   Bank  of
Arizona, with monthly installments of $11,000
including   principal   and   interest,   due
November  1999;   secured  by  furniture  and
equipment                                              105,978          223,980

8%  note  payable  to  an  individual,   with
monthly   installments  of  $435,   including
principal  and  interest,  due October  2011;
secured by land.                                        41,173           42,972

8.5% credit line to Imperial Bank of Arizona,
with   monthly    installments   of   accrued
interest,  credit line matures November 1999;
secured  by  furniture  and  equipment.   The
maximum credit line limit is $250,000.                      --          151,126

10% note  payable  to a related  corporation,
with  monthly  installments  of  $3,187,  due
January 2001, unsecured.                                    --          101,115

Note payable to Imperial Bank of  California,
with monthly interest  payments at prime plus
1%; principal due March 1999                            36,000               --

Various  notes  payable with  interest  rates
ranging  from  8.75%  to  10.5%;  secured  by
automobiles                                                 --           15,405

Convertible notes                                      125,000          250,000

Capital lease obligations, with varying rates
of  9%  to  13%  throughout  the  year  2000;
secured by equipment.                                  467,041          183,883
                                                    ----------         --------
                                                     2,299,161          968,481
Less:  current portion                                (532,346)        (553,119)
                                                    ----------         --------
                                                    $1,766,815         $415,362
                                                    ==========         ========

During the year ended December 31, 1997, the Company issued $250,000 in convertible notes for the purpose of obtaining capital to open two new escrow branches. The convertible notes require payment of interest only for eighteen months at an interest rate equal to the prime rate (in effect) plus 2 1/2%. At any time within the eighteen months, the note holders will have the option of converting the obligation into common stock of the Company at $1.00 per share. On October 16, 1998, holders of the Company's convertible notes elected to convert $250,000 of the notes into 250,000 shares of the Company's common stock.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On February 2, 1998, the Company issued $125,000 in convertible notes for the purpose of obtaining capital to open a new branch in Maricopa County, Arizona. The convertible notes have the same terms as those described above with the exception that they are convertible into common stock of the Company at $2.00 per share. The convertible notes are secured by furniture and equipment in the respective branch.

As of December 31, 1998 no amounts were drawn on the Company's $250,000 credit line; however $150,000 was committed for a standby letter of credit required pursuant to an office lease.

In February 1999, the Company secured a $5,000,000 credit facility from a bank which will bear interest on any outstanding balance at the prime rate. This credit facility is comprised of a $2,000,000 revolving line of credit and a $3,000,000 term loan to be used for future acquisitions. No amounts have been drawn against this credit facility

The maturities of long-term Debt as of December 31, 1998 were as follows:

                         1999            $  532,346
                         2000             1,654,694
                         2001                60,777
                         2002                15,131
                         2003                 6,156
                      Thereafter             30,057
                                         ----------
                                         $2,299,161
                                         ==========

7. OPERATING LEASE COMMITMENTS:

The Company leases offices at 38 locations. The remaining lease periods range from one month to sixty months with renewal options up to ten years. For the years ended December 31, 1998 and 1997 rental expense was $1,254,010 and $692,732 respectively.

The Company's future minimum lease commitments as of December 31, 1998 were as follows:

                         1999            $1,626,620
                         2000             1,132,984
                         2001               912,671
                         2002               698,790
                         2003               415,391
                      Thereafter            119,925
                                         ----------
                                         $4,906,381
                                         ==========

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. RELATED PARTY TRANSACTIONS:

During the years ended December 31, 1998 and 1997 the Company paid $55,866 and $41,260 respectively, to Dale A. Head for legal services. Dale A. Head is Donald
R. Head's brother. In October 1998, the Company hired Dale A. Head as Executive Vice President and General Counsel.

9. CONTINGENCIES AND UNCERTAINTIES:

The Company is a defendant in various lawsuits and claims, which it is vigorously defending. It is management's contention that such matters arise out of the normal course of business, primarily related to title and escrow disputes. While the results of litigation cannot be predicted with certainty, management believes, based on the advice of legal counsel, that the final outcome of such lawsuits and claims will not have a material adverse effect on the Company's financial position, results of operations, or liquidity. As of December 31, 1998 and 1997, the Company had accrued $173,000 and $37,200, respectively, for possible title and escrow losses.

10. SUPPLEMENTARY CASH FLOW INFORMATION:

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

                                                       Year Ended   December 31,
                                                          1998          1997
                                                       ----------   ------------
Cash paid (refunded) during the year:
 Interest                                              $ 99,257       $ 71,458
 Income taxes                                                --        (68,230)
Non-cash investing and financing activities:
 Equipment purchased under capital leases               372,270        141,612
 Conversion of convertible debt                         250,000             --
 Shares issued in connection with a building purchase   260,136             --
 Acquisition of New Century Title Company                95,000             --
 Acquisition of Northwestern Consolidated Corporation   806,556             --

11. EMPLOYEE BENEFIT PLAN:

     PROFIT SHARING PLAN:

The Company maintains a profit sharing plan under Section 401(k) of the Internal Revenue Code. Under this plan, substantially all full-time employees may elect to defer up to 15% of their salary. The Company contributes $.25 for every $1.00 the employee contributes, up to a maximum of four percent of the employee's earnings. Vesting of matching contributions is based on certain service requirements. Employees are fully vested after six years of service.

Employer contributions for the years ended December 31, 1998 and 1997 were approximately $33,600 and $6,200, respectively.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     CAFETERIA PLAN:

The Company maintains an Internal Revenue Code Section 125 Cafeteria Plan as a benefit to its employees. The plan provides for employee and dependent coverage to be paid from before tax compensation. As such, there is no effect on the financial statements.

12. PRIVATE PLACEMENTS OF COMMON STOCK:

On March 31, 1998, the Company completed a private placement of 463,500 units at $3.00 per unit. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at a per share price of $2.50 within a two year period. The net proceeds from this private placement were approximately $1.3 million.

On April 30, 1998 the Company completed a $5.0 million private placement of common stock in which 3,703,703 shares of common stock were issued at $1.35 per share. In addition, the Company issued three-year warrants to purchase an additional 308,642 shares of common stock at $1.62 per share to an investment banking firm that acted as placement agent in the transaction. The net proceeds from this private placement of approximately $4.4 million were used by the Company to support expansion of its business in Arizona and California and for working capital and general corporate purposes.

On October 29, 1998, the Company issued 86,712 shares of common stock to developers in a transaction to acquire a build-to-suit building for its corporate offices. In addition, the Company has obtained a loan commitment in the amount of $3.6 million to finance the building. This 10 year non-recourse loan with a 25 year amortization will bear interest at approximately 7.4%.

13. STOCK OPTION PLANS:

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related Interpretations in accounting for its 1996 Stock Option Plan and the Company's Non-Employee Directors Stock Option Plan because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (Statement 123) requires use of options valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

The Company's 1996 Stock Option Plan ("The Plan") has authorized the grant of common stock options to all the Company's employees. As of December 31, 1998, 2,372,150 shares have been granted under the Plan. All options granted have 5 year terms. Fifty percent of the options can be exercised after two years, the remaining shares can be exercised after three years provided the optionee remains employed with the Company at such vesting date. Options granted under the Plan are not transferable and the per share exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of grant. At the Company's 1998 annual meeting, the stockholders approved the reservation of 2,400,000 shares of Common Stock for issuance pursuant to the Plan. The Company intends to seek stockholder approval at its 1999 annual meeting to increase the number of shares reserved for issuance pursuant to the Plan to 3,900,000 shares.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company's Non-Employee Directors Stock Option Plan ("Directors Plan") has authorized the grant of options to non-employee members of the Board of Directors and advisory boards. As of December 31, 1998, 406,000 shares have been granted under the Directors Plan. At the Company's 1998 annual meeting, the stockholders approved the reservation of 370,000 shares of Common Stock for issuance pursuant to the Directors Plan. The Company intends to seek stockholder approval at its 1999 annual meeting to increase the number of shares reserved for issuance pursuant to the Directors Plan to 600,000 shares. All options granted have 5 year terms. Fifty percent of the options can be exercised after two years, the remaining shares can be exercised after three years provided the optionee remains an eligible director at such vesting date. Upon election to the Board of Directors each board member is granted the option to purchase 15,000 shares of common stock. In addition to the foregoing option grants, each year every non-employee director automatically receives an option to acquire 10,000 shares of the Company's common stock on the third business day following the date the Company publicly announces its annual financial results; provided that such director has attended at least 75% of the meetings of the Board of Directors and the Board Committees of which such non-employee director is a member in the preceding fiscal year.

A summary of the Company's stock option activity pursuant to its stock option plans, and related information for the years ended December 31, 1998 and 1997 is as follows:

                                         1998                     1997
                                   -------------------     -------------------
                                              Weighted                Weighted
                                              Average                 Average
                                    Options    Price        Options    Price
                                    -------    -----        -------    -----
Outstanding - beginning of year    1,760,150   $1.10       1,215,100   $1.00
Granted                            1,104,600    2.25         617,850    1.30
Exercised                             (7,700)   1.00              --      --
Forfeited                            (78,900)   1.74         (72,800)   1.35
                                   ---------               ---------
Outstanding - end of year          2,778,150    1.53       1,760,150    1.09
                                   =========               =========

Exercisable at end of year           569,500    1.00              --      --
                                   =========               =========
Weighted - average fair value of
options granted during the year        $1.01                   $0.35
                                   =========               =========

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate for 1998 and 1997 of 4.5% and 5.25%, respectively; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock for 1998 and 1997 of .44 and .30, respectively; and a weighted-average expected life of the option of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting the pro forma information would have been reported as follows:

                                                       Year ended   December 31,
                                                          1998          1997
                                                       ----------    ---------
      Pro forma net income (loss)                      $1,294,066    $(457,335)
      Pro forma net income (loss) per share-basic      $    0.09     $   (0.04)
      Pro forma net income (loss) per share-diluted    $    0.08     $   (0.04)

14. SEGMENT INFORMATION:

The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. To date, the Company has viewed its operations as principally one segment; services and one geographic region; the Southwestern United States.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the years ended December 31, 1998 and 1997 the Company paid $55,866 and $41,260 respectively, to Dale A. Head for legal services. Dale A. Head is Donald R. Head's brother. Mr. Head has discontinued his private law practice and has served as the Company's Executive Vice President, Corporate General Counsel and Secretary since October 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Index to Exhibits

Exhibit                                                                Method of
  No.                        Description                                 Filing
-------                      -----------                                 ------
  2        Share  Exchange  Agreement  between  Capital Title Agency,
           Inc. and Norvex, Inc. dated May 23, 1996                        (1)
  3.1      Certificate of Incorporation                                    (1)
  3.2      Amended and Restated Bylaws                                     (1)
  10.1     Underwriting  Agreement between Capital Title Agency, Inc.
           and Old Republic  National Title  Insurance  Company dated
           March 1, 1996                                                   (1)
  10.2     Underwriting  Agreement between Capital Title Agency, Inc.
           and First  American Title  Insurance  Company dated August
           16, 1996                                                        (1)
  10.3     Image Service Agreement between Capital Title Agency, Inc.
           and Security Union Title  Insurance  Company dated June 5,
           1996                                                            (1)
  10.4     Title  Plant  Service   Agreement  between  Capital  Title
           Agency,   Inc.  and   Diversified   Information   Services
           Corporation dated March 1, 1996                                 (1)
  10.5     Office Lease between  Capital Title Agency,  Inc. and 4808
           Corporation dated June 7, 1996                                  (1)
  10.6     Promissory Note between PWCC, Inc. and BankOne Arizona, NA
           dated January 5, 1996                                           (1)
  10.7     Assumption  Agreement  between Capital Title Agency,  Inc.
           and PWCC, Inc. dated January 5, 1996                            (1)
  10.8     Employment Agreement between Registrant and Donald R. Head
           dated June 1, 1996                                              (1)
  10.9     Employment  Agreement  between  Registrant  and  Andrew A.
           Johns dated June 1, 1996                                        (1)
  10.10    Promissory  Note between  Capital  Title  Group,  Inc. and
           Imperial Bank, dated November 15, 1996                          (2)
  10.11    Financial Advisor Agreement between  Registrant and Miller
           Capital Corporation dated June 17, 1997                         (2)
  10.12    Employment  Agreement  between Capital Title Agency,  Inc.
           and Milt Ferrantelli  dated June 17, 1997                       (2)

Exhibit                                                                Method of
  No.                        Description                                 Filing
-------                      -----------                                 ------
  10.13    Underwriting  Agreement between Capital Title Agency, Inc.
           and United  General  Insurance  Company  dated January 21,
           1998.                                                           (2)
  10.14    Credit Line  Agreement  between  Registrant  and  Imperial
           Bank, dated November 17, 1997                                   (2)
  10.15    Acquisition  Consulting  Agreement between  Registrant and
           Miller Capital Corporation, dated January 28, 1998.             (2)
  10.16    Issuing  Underwriting   Agreement  between  Capital  Title
           Agency,  Inc. and Chicago  Title  Insurance  Company dated
           April 1, 1998.                                                   *
  10.17    Placement Agent Agreement  between  Registrant and Sanders
           Morris  Mundy Inc.  dated  April 13,  1998.                      *
  10.18    Title Plant  Agreement  between  Registrant  and  Security
           Union Title Insurance Company dated April 29, 1998               *
  10.19    Amendment  to  Acquisition  Consulting  Agreement  between
           Registrant and Miller Capital  Corporation  dated June 12,
           1998.                                                            *
  10.20    Financial Advisor Agreement between  Registrant and Miller
           Capital Corporation dated June 16, 1998.                         *
  10.21    Purchase and Sale Agreement between Registrant and KDC-AZ,
           LLC dated July 1, 1998                                           *
  10.22    Merger    Agreement   among    Registrant,    Northwestern
           Consolidated  Corporation and related  subsidiaries  dated
           September 1, 1998.                                              (3)
  10.23    Credit  Agreement  between  Registrant  and Imperial  Bank
           dated February 1, 1999.                                          *
  21       Subsidiaries                                                     *
  23       Consent of Ernst & Young LLP                                     *
  27       Financial Data Schedule                                          *

----------
*    Filed herewith
(1) Incorporated by reference to the Registrant's Form 10-QSB filed with the Securities and Exchange Commission on September 20, 1996.
(2) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 25, 1998.
(3) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 10, 1998.

     (b)  Reports on Form 8-K

          During the quarter ended December 31, 1998, the Company filed the following Current Reports on Form 8-K:

          Current Report of Form 8-K dated November 25, 1998-Pursuant to Item 2, the Company reported the consummation of transactions under a Merger Agreement dated September 1, 1998 among the Company, New Century Title Company of Northern California, Northwestern Consolidated Corporation and certain of its subsidiaries. Pursuant to Item 7(a)(4) of Form 8-K, all required historical financial statements and all required pro forma financial statements were filed pursuant to an amendment to this Current Report within 60 days following the date on which this Current Report was required to have been filed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CAPITAL TITLE GROUP, INC.



                                             By /s/ Donald R. Head
                                               -------------------------------
                                                    Donald R. Head
                                                    Chief Executive Officer
Date: March 22, 1999

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Donald R. Head           Chairman of the Board        /s/ Donald R. Head          March 22, 1999
                                   and                -------------------------
                         Chief Executive Officer

Andrew A. Johns            President, Director        /s/ Andrew A. Johns         March 22, 1999
                                                      -------------------------

Mark C. Walker             Officer and Treasurer      /s/ Mark C. Walker          March 22, 1999
                     Vice President, Chief Financial  -------------------------

Richard A. Alexander             Director             /s/ Richard A. Alexander    March 22, 1999
                                                      -------------------------

Jeffrey P. Anderson              Director             /s/ Jeffrey P. Anderson     March 22, 1999
                                                      -------------------------

David Dewar                      Director             /s/ David Dewar             March 22, 1999
                                                      -------------------------

Theo F. Lamb                     Director             /s/ Theo F. Lamb            March 22, 1999
                                                      -------------------------

Robert B. Liverant               Director             /s/ Robert B. Liverant      March 22, 1999
                                                      -------------------------

Stephen A McConnell              Director             /s/ Stephen A McConnell     March 22, 1999
                                                      -------------------------

Ben T. Morris                    Director             /s/ Ben T. Morris           March 22, 1999
                                                      -------------------------