Form 10-Q
period 1999-03-31
CAPITAL TITLE GROUP INC
filed 1999-05-13
CIK 1017158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission File No. 0-21417

                            CAPITAL TITLE GROUP, INC.
                ------------------------------------------------
                (Name of registrant as specified in its charter)

          Delaware                                               87-0399785
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

14555 North Scottsdale Road, Suite 320, Scottsdale , Arizona        85254
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (480) 483-8868
               ---------------------------------------------------
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ].

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value  16,970,391 shares as of May 11, 1999.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

                                      INDEX

Part I. FINANCIAL INFORMATION                                        Page Number
                                                                     -----------

        Item 1. Condensed Consolidated Financial Statements

                A. Consolidated Balance Sheets as of
                   March 31, 1999 (unaudited) and
                   December 31, 1998                                       3

                B. Consolidated Statements of Operations
                   for the three month periods ended
                   March 31, 1999 and 1998 (unaudited)                     4

                C. Consolidated Statements of Cash Flows
                   for the three month periods ended
                   March 31, 1999 and 1998 (unaudited)                     5

                D. Notes to Consolidated Financial Statements              6

        Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          7

Part II. OTHER INFORMATION

         Items 1. - 5. of Part II have been omitted because they are not applicable with respect to the current reporting period.

         Item 6.     Exhibits and Reports on Form 8-K                     10


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CAPITAL TITLE GROUP, INC.

By: /s/ Donald R. Head                                    Date: May 11, 1999
    ----------------------------
    Donald R. Head
    Chairman of the Board,
    Chief Executive Officer

By: /s/ Mark C. Walker                                    Date: May 11, 1999
    ----------------------------
    Mark C. Walker
    Chief Financial Officer

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1999             1998
                                                   -----------     ------------
ASSETS                                             (unaudited)
Current Assets:
   Cash                                            $  4,504,297    $  4,833,826
   Accounts receivable, net                             259,699         364,725
   Notes and other receivables                          403,443         406,028
   Other current assets                                 207,062         575,875
                                                   ------------    ------------
     Total Current Assets                             5,374,501       6,180,454

Property and equipment, net                           8,836,634       8,863,133

Other Assets:
   Notes receivable                                     202,633         231,531
   Investment in title plant                            525,216         520,249
   Deposits and other assets                            205,859         312,693
   Property held for investment                         161,270         161,270
   Goodwill                                             256,080         259,024
                                                   ============    ============
     Total Assets                                    15,562,193    $ 16,528,354
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt               $    432,015    $    532,346
   Accounts payable                                     378,372         664,737
   Accrued expenses                                   1,988,776       2,656,572
                                                   ------------    ------------
     Total Current Liabilities                        2,799,163       3,853,655

Long-Term Debt:                                       1,746,849       1,766,815
 Other Liabilities                                       78,000         117,905

Stockholders' Equity:
   Common stock, $.001 par value, 50,000,000
     shares authorized, 16,969,791 and 16,926,791
     shares issued and outstanding in 1999 and
     1998, respectively                                  16,970          16,927
   Paid-in capital                                   10,987,251      10,944,294
   Accumulated earnings (deficit)                       (66,040)       (171,242)
                                                    ------------    ------------
     Total Stockholders' Equity                      10,938,181      10,789,979
                                                   ------------    ------------
       Total Liabilities and Stockholders' Equity    15,562,193    $ 16,528,354
                                                   ============    ============

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                For the three month period ended
                                                              March 31,
                                                  ----------------------------
                                                     1999             1998
                                                  -----------      -----------
REVENUE:
     Title insurance premiums                     $ 5,539,369      $ 2,489,047
     Escrow and related fees                        2,799,740        1,261,981
     Account servicing                                115,790          104,272
     Other income                                     121,508           56,377
     Interest income                                  376,534          105,389
                                                  -----------      -----------
                                                    8,952,941        4,017,066
                                                  -----------      -----------
EXPENSES:
     Personnel costs                                5,006,310        1,816,603
     Escrow commissions                               710,854          343,847
     Title remittance fees                            539,395          256,995
     Rent                                             446,752          215,752
     Other operating expenses                       2,035,892          854,693
     Interest expense                                  38,536           25,675
                                                  -----------      -----------
                                                    8,777,739        3,513,565
                                                  -----------      -----------

Income before income taxes                            175,202          503,501

Income tax provision                                   70,000               --
                                                  -----------      -----------
Net income                                        $   105,202      $   503,501
                                                  ===========      ===========

Net income per common share:
     Basic                                        $      0.01      $      0.04
                                                  ===========      ===========

     Diluted                                      $      0.01      $      0.04
                                                  ===========      ===========

Weighted average shares outstanding:
     Basic                                         16,947,680       11,554,196
                                                  ===========      ===========
     Diluted                                       18,755,328       12,716,807
                                                  ===========      ===========

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                      For the three months ended
                                                               March 31,
                                                      --------------------------
                                                           1999          1998
                                                       -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income                                             $   105,202    $   503,501
Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
        Depreciation and amortization                      301,173         70,186
Changes in assets and liabilities:
        Accounts receivable                                105,026         (9,898)
        Interest and other receivables                       5,184         (6,325)
        Prepaid expenses                                   (57,818)        (9,045)
        Marketable securities                              426,631             --
        Deposits                                           106,834        (10,915)
        Accounts payable                                  (286,365)       (24,176)
        Accrued expenses                                  (707,701)       221,263
                                                       -----------    -----------
Net Cash Flows - Operating Activities                       (1,834)       734,591
                                                       -----------    -----------

   NET CASH USED BY INVESTING ACTIVITIES:
         Collection of notes receivable                     26,299             --
         Purchase of property and equipment               (276,697)      (400,342)
                                                       -----------    -----------
   Net Cash Flows - Investing Activities                  (250,398)      (400,342)
                                                       -----------    -----------
   NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
          Proceeds from issuance of common stock, net       43,000      1,261,963
          Borrowings                                            --        225,000
          Repayment of debt                               (120,297)      (409,743)
                                                       -----------    -----------
   Net Cash Flows - Financing Activities                   (77,297)     1,077,220
                                                       -----------    -----------

   NET INCREASE (DECREASE) IN CASH                        (329,529)     1,411,469

   CASH AT THE BEGINNING OF THE PERIOD                   4,833,826        198,903
                                                       -----------    -----------

   CASH AT THE END OF THE PERIOD                       $ 4,504,297    $ 1,610,372
                                                       ===========    ===========

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998

NOTE 1 - INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes hereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                          For the Three month period ended March 31,
                            ----------------------------------------------------------------------
                                           1999                                1998
                            ----------------------------------   ---------------------------------
                                                     Per share     Net                 Per share
                            Net income    Shares       amount     income      Shares     amount
                            ----------    ------       ------     ------      ------     ------
Basic EPS                    $105,202   16,947,680     $ 0.01   $503,501    11,554,196   $ 0.04
                                                       ======                            ======
Effect of Dilutive
Securities:
  Convertible debentures           --           --                 8,325       289,583
    Stock options                  --    1,524,909                    --       873,028
    Warrants                       --      282,739                    --            --
                             --------   ----------              --------    ----------
Diluted EPS                  $105,202   18,755,328     $ 0.01   $511,826    12,716,807   $ 0.04
                             ========   ==========     ======   ========    ==========   ======

NOTE 3 - NEW CENTURY INSURANCE SERVICES, INC.

     New Century Insurance Services, Inc. ("NCIS") was formed in January 1998 as a wholly owned subsidiary of the Company. NCIS began operation in April 1998 as an independent property and casualty insurance agency. Effective in January 1999, the Company decided to exit the property and casualty insurance market and accordingly, sold an 80% interest in NCIS to NCIS's president. The Company recorded a note receivable in the amount of the book value of the portion of the business sold.

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

                                             For the three months ended March 31
                                             -----------------------------------
                                                    1999               1998
                                                    ----               ----

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
  Equipment purchased through debt                 $    --            $71,065
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest          38,536             25,675

  Cash paid during the period for taxes             43,000                 --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     The 1998 Form 10-KSB and the Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

OPERATING REVENUE

     Operating revenue increased by $4,935,875 or 122.9% for the three months ended March 31, 1999 compared to the same period ended March 31, 1998. Approximately $2,993,000 of the revenue increase is related to acquisitions and start-up operations, with the remainder attributable to a favorable real estate market and the expansion of the Company's operations in Maricopa County and Yavapai County, Arizona.

The following table presents information regarding the Company's operating revenue:

                                     For the three months ended March 31,
                             ---------------------------------------------------
                                1999       % of total     1998        % of total
                             ----------    ----------  ----------     ----------

Title insurance premiums     $5,539,369        61.9%   $2,489,047        62.0%
Escrow and related fees       2,799,740        31.3     1,261,981        31.4
Account servicing               115,790         1.3       104,272         2.6
Other fees                      121,508         1.3        56,377         1.4
Interest income                 376,534         4.2       105,389         2.6
                             ----------       -----    ----------       -----
         Total revenue       $8,952,941       100.0%   $4,017,066       100.0%
                             ----------       -----    ----------       -----

     The Company's primary business is providing title and escrow services in three counties in Arizona and four counties in California. Approximately 50% of total revenue for the quarter ended March 31, 1999 is attributable to Maricopa County where the Company currently operates 18 locations. The March 1999 SYKES REPORT shows Capital Title as the 3rd largest of the 24 title companies in Maricopa County with approximately 8% market share, compared to a market share of less than 5% for the same period of the prior year. Approximately 12% of total revenue for the quarter is attributable to Yavapai County where the Company has 7 locations and ranks first in overall market share. The Company expanded its operations into San Diego County, California in June 1998, Mohave County, Arizona in July 1998 and in November 1998 purchased a nine branch escrow and title operation in northern California. The California operations accounted for approximately 32% of total revenue for the quarter ended March 31, 1999.

OPERATING EXPENSES

         The following table presents the components of the Company's expenses and the percentage they bear to the total revenue for the respective periods:

                                       For the three months ended March 31,
                                 -----------------------------------------------
                                                 % of                     % of
                                    1999        revenue      1998        revenue
                                 ----------     -------  ----------      -------
Personnel costs                  $5,006,310       55.9%  $1,816,603       45.2%
Escrow commissions                  710,854        7.9      343,847        8.6
Title remittance fees               539,395        6.0      256,995        6.4
Rent                                446,752        5.0      215,752        5.4
Other operating expenses          2,035,892       22.8      854,693       21.3
Interest expense                     38,536        0.4       25,675        0.6
                                 ----------       ----   ----------       ----
                                 $8,777,739       98.0%  $3,513,565       87.5%

     Overall operating expenses have increased by $5,264,174 for the three months ended March 31, 1999 compared to the same period in 1998 as a result of expansion of the Company's operations. Operating expenses also increased as a percentage of revenue to 98.0% in the three months ended March 31, 1999 from 87.5% in the comparable period in 1998 due to the Company building its operating base in California. The costs required to expand its infrastructure and branch offices in California have increased the Company's operating costs as a percent of revenue, compared to its more mature operations in Arizona. The Company's overall operating costs in its Maricopa and Yavapai operations have continued to decrease as a percentage of revenue, and were approximately 81% during the quarter ended March 31, 1999. The Company anticipates a decrease in the percentage consolidated operating expenses bear to total revenue, as revenue levels increase in its California operations.

     Personnel costs, including commissions, are the most significant component of the Company's operating expenses. Due to the Company's expansion, the number of employees has increased to 520 as of March 31, 1999 compared to 221 as of March 31, 1998. Personnel costs including commissions increased as a percentage of revenue to 63.8% in the three months ended March 31, 1999 from 53.8% in the comparable period in 1998. This increase is primarily due to the Company's California operations. In an attempt to expand its operations, personnel have been hired but have not yet begun to generate revenue at levels experienced in the Company's Arizona operations.

     Title remittance fees relate to the amounts paid pursuant to title insurance underwriting agreements the Company has with five national title companies. Title remittance fees as a percentage of revenue have remained relatively unchanged when comparing 1999 results with comparable periods in 1998.

     Rent expense decreased as a percentage of revenue in the three months ended March 31, 1999 to 5.0% from 5.4% for the comparable period in 1998. This decrease was the result of the fixed nature of these costs in relation to the increase in revenue.

     The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant maintenance and access, postage, and professional fees. Other operating expenses increased as a percentage of total revenue to 22.8% in the three months ended March 31, 1999 from 21.3% in the comparable period in 1998 as a result of expenses related to the new operations discussed above.

     During 1998, the Company fully utilized its Federal net operating loss carryforward. Therefore, an income tax provision was recorded in the quarter ended March 31, 1999 based on the estimated annual effective tax rate.

     LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999 the company had current assets totaling $5,374,501 compared to current liabilities which totaled $2,799,163. Management believes that cash on hand and future cash receipts will be sufficient to pay all obligations as they become due.

     In February 1999, the Company secured a $5,000,000 credit facility from a bank which will bear interest on any outstanding balance at the prime rate. This credit facility is comprised of a $2,000,000 revolving line of credit and a $3,000,000 term loan to be used for future acquisitions. No amounts have been drawn against this credit facility; however, $150,000 was committed for a standby letter of credit required pursuant to an office lease.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  (27)     Financial Data Schedule

         (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.