Form 10-Q
period 1999-06-30
CAPITAL TITLE GROUP INC
filed 1999-08-10
CIK 1017158

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File No. 0-21417


                            CAPITAL TITLE GROUP, INC.
                ------------------------------------------------
                (Name of registrant as specified in its charter)


                Delaware                                         87-0399785
    -------------------------------                          -------------------
    (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                          Identification No.)


        2901 East Camelback Road                                   85016
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


                                 (602) 954-0600
               (Registrant's telephone number including area code)


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

Common Stock, $.001 par value 17,011,841 shares as of August 2, 1999.

================================================================================

                                   FORM 10-QSB

                       For the Quarter ended June 30, 1999

                                TABLE OF CONTENTS

Part I: FINANCIAL INFORMATION                                        Page Number
                                                                     -----------
     Item 1. Condensed Consolidated Financial Statements

             A. Consolidated Balance Sheets as of
                June 30, 1999 and December 31, 1998                         3

             B. Consolidated Statements of Operations
                for the three month and six month periods
                ended June 30, 1999 and 1998                                4

             C. Consolidated Statements of Cash Flows
                for the six month periods ended
                June 30, 1999 and 1998                                      5

             D. Notes to Consolidated Financial Statements                6-7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations               8-11

Part II: OTHER INFORMATION

     Items 1 - 3, and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

     Item 4. Submission of Matters to a Vote of Security Holders           11

     Item 6. Exhibits and Reports on Form 8-K                              11

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30       December 31,
                                                       1999            1998
                                                   ------------    ------------
ASSETS                                             (unaudited)
Current Assets:
  Cash                                             $  3,078,669    $  4,833,826
  Accounts receivable, net                              266,021         364,725
  Notes and other receivables                           298,984         406,028
  Other current assets                                  472,504         575,875
                                                   ------------    ------------
    Total Current Assets                              4,116,178       6,180,454

Property and equipment, net                           9,402,322       8,863,133

Other Assets:
  Notes receivable                                      251,402         231,531
  Investment in title plant                             526,438         520,249
  Deposits and other assets                             327,231         312,693
  Property held for investment                          170,622         161,270
  Goodwill                                              252,110         259,024
                                                   ============    ============
    Total Assets                                   $ 15,046,303    $ 16,528,354
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                $    432,655    $    532,346
  Accounts payable                                      226,827         664,737
  Accrued expenses                                    1,545,474       2,656,572
                                                   ------------    ------------
    Total Current Liabilities                         2,204,956       3,853,655

  Long-Term Debt                                      1,635,140       1,766,815
  Other Liabilities                                     116,705         117,905

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000
  shares authorized, 17,011,841 and 16,926,791
  shares issued and outstanding in 1999 and
  1998, respectively                                     17,012          16,927
  Paid-in capital                                    11,029,233      10,944,294
  Accumulated earnings (deficit)                         43,257        (171,242)
                                                   ------------    ------------
    Total Stockholders' Equity                       11,089,502      10,789,979
                                                   ------------    ------------
    Total Liabilities and Stockholders' Equity     $ 15,046,303    $ 16,528,354
                                                   ============    ============

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three months ended June 30,      Six months ended June 30,
                                       ---------------------------     ---------------------------
                                          1999            1998            1999            1998
                                       -----------     -----------     -----------     -----------
REVENUE:
  Title insurance premiums             $ 6,264,297     $ 3,165,766     $11,951,410     $ 5,654,813
  Escrow and related fees                3,002,447       1,423,296       5,715,566       2,685,277
  Account servicing                        131,326         113,014         247,116         217,286
  Other income                              96,477         152,617         156,862         208,994
  Interest income                          360,665         197,116         737,199         302,505
                                       -----------     -----------     -----------     -----------
                                         9,855,212       5,051,809      18,808,153       9,068,875
                                       -----------     -----------     -----------     -----------
EXPENSES:
  Personnel costs                        5,321,235       2,442,955      10,327,545       4,259,558
  Escrow commissions                       760,702         559,342       1,471,556         903,189
  Title remittance fees                    581,349         330,350       1,120,744         587,345
  Rent                                     499,970         276,060         946,722         491,812
  Other operating expenses               2,464,308         938,792       4,500,200       1,793,485
  Interest expense                          45,354          20,474          83,890          46,149
                                       -----------     -----------     -----------     -----------
                                         9,672,918       4,567,973      18,450,657       8,081,538
                                       -----------     -----------     -----------     -----------
Income before income taxes                 182,294         483,836         357,496         987,337

Provision for income tax                    72,997          62,000         142,997          62,000
                                       -----------     -----------     -----------     -----------
Net income                             $   109,297     $   421,836     $   214,499     $   925,337
                                       ===========     ===========     ===========     ===========
Net income per common share:
  Basic                                $      0.01     $      0.03     $      0.01     $      0.07
                                       ===========     ===========     ===========     ===========

  Diluted                              $      0.01     $      0.03     $      0.01     $      0.06
                                       ===========     ===========     ===========     ===========
Weighted average shares outstanding:
  Basic                                 17,175,292      13,416,238      16,968,080      13,111,017
                                       ===========     ===========     ===========     ===========
  Diluted                               18,946,521      14,949,752      18,758,184      14,598,156
                                       ===========     ===========     ===========     ===========

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                               For the six months ended June 30,
                                               ---------------------------------
                                                   1999                 1998
                                               -----------          -----------
NET CASH PROVIDED (USED) BY OPERATING
ACTIVITIES:
Net income                                     $   214,499          $   925,337
Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
 Depreciation and amortization                     617,506              174,120
Changes in assets and liabilities:
 Accounts receivable                                26,264              (47,639)
 Account receivable - other                        128,906                   --
 Interest receivable                              (125,156)             (18,509)
 Prepaid expenses                                 (324,582)            (117,141)
 Deposits and other assets                          12,071              (91,332)
 Marketable securities                             426,631                   --
 Accounts payable                                 (389,304)            (129,581)
 Accrued expenses                               (1,111,098)             566,866
                                               -----------          -----------
Net Cash Flows - Operating Activities             (524,263)           1,262,121
                                               -----------          -----------
NET CASH USED BY INVESTING ACTIVITIES:
 Purchase of property and equipment             (1,309,121)          (1,235,254)
 Cash received from sale of fixed assets            12,000                   --
 Decrease in cash from sale of New Century
 Insurance Company and purchase of
 California Coast Title Company                   (107,035)             (67,500)
 Collection of loans receivable                    286,529                   --
 Other investing activities                        (15,541)                  --
                                               -----------          -----------
Net Cash Flows - Investing Activities           (1,133,168)          (1,302,754)
                                               -----------          -----------
NET CASH PROVIDED (USED) BY FINANCING
ACTIVITIES:
 Proceeds from issuance of common stock, net        85,000            5,750,566
 Borrowings                                             --              125,000
 Repayment of debt                                (182,726)            (378,869)
                                               -----------          -----------
Net Cash Flows - Financing Activities              (97,726)           5,496,697
                                               -----------          -----------
NET INCREASE (DECREASE) IN CASH                 (1,755,157)           5,456,064

CASH AT THE BEGINNING OF THE PERIOD              4,833,826              198,903
                                               -----------          -----------
CASH AT THE END OF THE PERIOD                  $ 3,078,669          $ 5,654,967
                                               ===========          ===========

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                   For the Three month period ended June 30,
                                 ----------------------------------------------------------------------------
                                                 1999                                    1998
                                 ------------------------------------    ------------------------------------
                                                           Per share                               Per share
                                 Net Income     Shares       amount      Net income     Shares       amount
                                 ----------   ----------   ----------    ----------   ----------   ----------
Basic EPS                        $  109,297   17,175,292   $      .01    $  421,836   13,416,238   $     0.03
                                                           ==========                              ==========
Effect of Dilutive Securities:
  Stock options                          --    1,488,490                         --    1,358,156
  Warrants                               --      282,739                         --      175,358
                                 ----------   ----------                 ----------   ----------
Diluted EPS                      $  109,297   18,946,521   $      .01    $  421,836   14,949,752   $     0.03
                                 ==========   ==========   ==========    ==========   ==========   ==========

                                                   For the Six month period ended June 30,
                                 ----------------------------------------------------------------------------
                                                 1999                                   1998
                                 ------------------------------------    ------------------------------------
                                                           Per share                               Per share
                                 Net Income     Shares       amount      Net income     Shares       amount
                                 ----------   ----------   ----------    ----------   ----------   ----------
Basic EPS                        $  214,999   16,968,080   $      .01    $  925,337   13,111,017   $     0.07
                                                           ==========                              ==========
Effect of Dilutive Securities:
  Convertible debentures                 --           --                     18,723      301,105
  Stock options                          --    1,507,309                         --    1,109,349
  Warrants                               --      282,795                         --       76,685
                                 ----------   ----------                 ----------   ----------
Diluted EPS                      $  214,999   18,758,184   $      .01    $  944,060   14,598,156   $     0.06
                                 ==========   ==========   ==========    ==========   ==========   ==========

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

                                               For the six months ended June 30,
                                               ---------------------------------
                                                 1999                     1998
                                               --------                 --------
SUPPLEMENTAL DISCLOSURE OF NONCASH
ACTIVITY:
  Equipment purchased through debt             $     --                 $199,179
  Stock issued for California Coast Title
    Company                                          --                   90,000
  Sale of New Century Insurance Company          25,156
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for interest     $ 83,890                 $ 46,149

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     The 1998 Form 10-KSB and the Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

OPERATING REVENUE

     Revenue increased by $ 4,803,403 or 95.1% for the three months ended June 30, 1999 and revenue increased by $ 9,739,278 or 107.4% for the six months ended June 30, 1999 compared to the same periods ended June 30, 1998, respectively. Approximately $3,473,000 of the revenue increase for the quarter is related to acquisitions and startup operations, with the remainder attributed primarily to a favorable real estate market and the expansion of the Company's operations in Maricopa County, Arizona.

     The following table presents information regarding the Company's operating revenue:

                                    For the Three months ended June 30,
                           ----------------------------------------------------
                               1999      % of total        1998      % of total
                           -----------   ----------    -----------   ----------
Title insurance premiums   $ 6,264,297         63.6%   $ 3,165,766         62.7%
Escrow fees                  3,002,447         30.5      1,423,296         28.2
Account servicing              131,326          1.3        113,014          2.2
Other fees                      96,477          1.0        152,617          3.0
Interest income                360,665          3.6        197,116          3.9
                           -----------   ----------    -----------   ----------
    Total revenue          $ 9,855,212        100.0%   $ 5,051,809        100.0%

                                     For the Six months ended June 30,
                           ----------------------------------------------------
                              1999       % of total       1998       % of total
                           -----------   ----------    -----------   ----------
Title insurance premiums   $11,951,410         63.6%   $ 5,654,813         62.4%
Escrow fees                  5,715,566         30.4      2,685,277         29.6
Account servicing              247,116          1.3        217,286          2.4
Other fees                     156,862          0.8        208,994          2.3
Interest income                737,199          3.9        302,505          3.3
                           -----------   ----------    -----------   ----------
    Total revenue          $18,808,153        100.0%   $ 9,068,875        100.0%

     The Company's primary business is providing title and escrow services in three counties in Arizona and four counties in California. Approximately 50% of total revenue for the quarter ended June 30, 1999 is attributable to Maricopa County where the Company currently operates 21 locations. The June 1999 SYKES REPORT shows Capital Title as the 3rd largest of the 24 title companies in Maricopa County with approximately 7.4% market share, compared to a market share of less than 5.5% for the same period of the prior year. Approximately 11% of total revenue for the quarter is attributable to Yavapai County where the Company has 7 locations and ranks first in overall market share. The Company expanded its operations into San Diego County, California in June 1998, Mohave County, Arizona in July 1998 and in November 1998 purchased a nine branch escrow and title operation in northern California. The California operations accounted for approximately 33% of total revenue for the quarter ended June 30, 1999.

OPERATING EXPENSES

     The following table presents the components of the Company's expenses and the percentage they bear to the total revenue for the respective period:

                                    For the Three months ended June 30,
                           ----------------------------------------------------
                              1999      % of revenue      1998      % of revenue
                           -----------   ----------    -----------   ----------
Personnel costs            $ 5,321,235         54.0%   $ 2,442,955         48.3%
Escrow commissions             760,702          7.7        559,342         11.1
Title remittance fees          581,349          5.9        330,350          6.5
Rent                           499,970          5.1        276,060          5.5
Other operating expenses     2,464,308         25.0        938,792         18.6
Interest expense                45,354          0.5         20,474          0.4
                           -----------   ----------    -----------   ----------
                           $ 9,672,918         98.2%   $ 4,567,973         90.4%

                                     For the Six months ended June 30,
                           ----------------------------------------------------
                              1999      % of revenue      1998      % of revenue
                           -----------   ----------    -----------   ----------
Personnel costs            $10,327,545         54.9%   $ 4,259,558         46.9%
Escrow commissions           1,471,556          7.8        903,189         10.0
Title remittance fees        1,120,744          6.0        587,345          6.5
Rent                           946,722          5.0        491,812          5.4
Other operating expenses     4,500,200         23.9      1,793,485         19.8
Interest expense                83,890          0.5         46,149          0.5
                           -----------   ----------    -----------   ----------
                           $18,450,657         98.1%   $ 8,081,538         89.1%

     Overall operating expenses have increased by $5,104,945 and $10,369,119 for the three and six-month periods ended June 30, 1999, respectively, compared to the same periods ended June 30, 1998. This increase resulted from the expansion of the Company's operations. Operating expenses increased as a percentage of revenue to 98.2% in the three months ended June 30, 1999 from 90.4% in the comparable period in 1998. Operating expenses increased as a percentage of revenue to 98.1% in the first six months of 1999 from 89.1% in the same period of 1998. These increases in operating costs as a percent of revenue were primarily the result of costs associated with the Company's California operations as it expanded its infrastructure and branch operations. In addition, the California operations historically have had a high percentage of their business dependent on refinance markets, but are transitioning their mix of business to the more stable and profitable residential resale market. The volume of refinance business has decreased significantly and as a result, the Company's California operations lost approximately $517,000 during the quarter ended June 30, 1999 compared to a loss of approximately $193,000 for the corresponding quarter of the prior year. The Company is continuing its efforts to replace the decrease in refinance business by focusing on resale markets in its California operations.

     Personnel costs, including commissions, are the most significant component of the Company's operating expenses. Personnel costs including commissions increased as a percentage of revenue to 61.7% in the three months ended June 30, 1999 from 59.4% in the comparable period in 1998. Personnel costs including commissions increased as a percentage of revenue to 62.7% in the first six months of 1999 from 56.9% in the same period of 1998. These increases were the result of higher personnel costs in California relative to revenue as discussed above.

     Title remittance fees relate to the amounts paid pursuant to title insurance underwriting agreements the Company has with five national title companies. Title remittance fees decreased as a percent of revenue to 5.9% from 6.5% for the three months ended June 30, 1999 and to 6.0% from 6.5% for the six months ended June 30, 1999 as compared to the same periods in 1998. This decrease was the result of more favorable underwriting agreements.

     Rent expense decreased as a percent of revenue to 5.1% from 5.5% for the three months ended June 30, 1999 and to 5.0% from 5.4% for the six months ended June 30, 1999 as compared to the same periods in 1998. This decrease was the result of the fixed nature of these costs in relation to the increase in revenue.

     The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant maintenance and access, postage, and professional fees. Other operating expenses increased as a percentage of total revenue to 25.0% in the three months ended June 30, 1999 from 18.6% in the comparable period in 1998. Other operating expenses increased as a percentage of revenue to 23.9% in the first six months of 1999 from 19.8% in the same period of 1998. These increases were the result of costs associated with opening eleven new offices during the six months ended June 30, 1999, coupled with the relatively fixed nature of many of these costs relative to the level of revenue in the California operations.

     An income tax provision in the amount of $72,997 was recorded in the quarter ended June 30, 1999 based on the estimated annual effective tax rate. The effective tax rate increased from the same period in 1998 as a result of a net operating loss carryforward which was fully utilized during 1998.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had current assets totaling $4,116,178 compared to current liabilities which totaled $2,204,956. Management believes that cash on hand and future cash receipts will be sufficient to pay all obligations as they become due.

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

     The Company has examined its operating systems and, with the exception of its offices in Northern California, believes that its operations are substantially year 2000 compliant. The computer systems and programs currently used by the nine offices the Company acquired from Northwestern Consolidated Corporation are not year 2000 compliant; however, it was the Company's intentions at the time of the acquisition to replace these systems prior to December 1999 with technology and programs similar to those used in its other operations. It is estimated that the costs associated with purchasing and installing this technology will be approximately $620,000. These costs, consisting primarily of hardware and software purchased and installed by third party vendors, will be capitalized and will have a nominal impact on results of operations.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 4, 1999. The matters voted on at the Annual Meeting were as follows:

     (a)  Election of a slate of directors to serve a three year term.

     (b) Ratification of Ernst & Young LLP to serve as independent auditors for the Company.

     (c) Approval of an increase in the number of shares of common Stock authorized for issuance under the Company's 1996 Option Plan to 3,900,000 shares.

     (d) Approval of an increase in the number of shares of Common Stock authorized for issuance under the Company's Non-employee Director Option Plan to 600,000 shares.

          All  matters  voted  on  at  the  Annual   Meeting  were  approved  by
          stockholders as follows:

                                                             Votes      Votes
                                               Votes For    Against   Abstained
                                               ---------    -------   ---------
          Board of Director nominees:
            David C. Dewar                     11,743,404         0          0
            Andrew A. Johns                    11,743,404         0          0
            Ben T. Morris                      11,743,404         0          0

          Ratification of Ernst & Young LLP    11,743,404         0          0

          Amendment of 1996 Option Plan        10,362,222   313,125    259,992
          Amendment of Non-Employee Director
           Option Plan                         10,235,604   292,554    407,181

     The Company's Board of Directors currently consists of nine members and is divided into three classes, each with three year terms. The following are board members with terms not expiring on the May 4, 1999 annual meeting: Richard A. Alexander, Jeffrey P. Anderson, Donald R. Head, Theo F. Lamb, Robert B. Liverant and Stephen A McConnell.

     Mr. Anderson resigned from the Company's Board of Directors effective August 3, 1999 due to other professional commitments.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CAPITAL TITLE GROUP, INC.
                                  (Registrant)




By: /s/ Donald R. Head                                      Date: August 9, 1999
    ------------------------------------
    Donald R. Head
    Chairman of the Board,
    Chief Executive Officer




By: /s/ Mark C. Walker                                      Date: August 9, 1999
    ------------------------------------
    Mark C. Walker
    Chief Financial Officer