Form 10QSB
period 1999-09-30
CAPITAL TITLE GROUP INC
filed 1999-11-12
CIK 1017158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-21417


                            CAPITAL TITLE GROUP, INC.
                ------------------------------------------------
                (Name of registrant as specified in its charter)


           Delaware                                               87-0399785
-------------------------------                              -------------------
(State or other jurisdiction of                                 IRS Employer
incorporation or organization)                               Identification No.)


        2901 East Camelback Road                                    85016
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


                                 (602) 954-0600
               ---------------------------------------------------
               (Registrant's telephone number including area code)


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

Common Stock, $.001 par value 17,088,691 shares as of November 10, 1999.

                                   FORM 10-QSB

                    For the Quarter ended September 30, 1999

                                TABLE OF CONTENTS

Part I: FINANCIAL INFORMATION                                        Page Number
                                                                     -----------

     Item 1. Condensed Consolidated Financial Statements

          A.   Consolidated Balance Sheets as of September 30, 1999
               and December 31, 1998 ...............................      3

          B.   Consolidated Statements of Operations for the three
               month and nine month periods ended September 30,
               1999 and 1998 .......................................      4

          C.   Consolidated Statements of Cash Flows for the nine
               month periods ended September, 1999 and 1998 ........      5

          D.   Notes to Consolidated Financial Statements               6 - 7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        8 - 11

Part II:    OTHER INFORMATION

     Items 1 - 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

     Item 6. Exhibits and Reports on Form 8-K ......................      11

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
                                                         1999           1998
                                                     ------------   ------------
ASSETS                                                (unaudited)
Current Assets:
  Cash                                              $  2,348,434   $  4,833,826
  Accounts receivable, net                               123,392        364,725
  Notes and other receivables                            360,879        406,028
  Other current assets                                   399,749        575,875
                                                    ------------   ------------
      Total Current Assets                             3,232,454      6,180,454

Property and equipment, net                           10,982,422      8,863,133

Other Assets:
  Notes receivable                                       164,369        231,531
  Investment in title plant                              521,278        520,249
  Deposits and other assets                              404,431        312,693
  Property held for investment                            65,696        161,270
  Goodwill                                               249,573        259,024
                                                    ------------   ------------
      Total Assets                                  $ 15,620,223   $ 16,528,354
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                 $    194,414   $    532,346
  Accounts payable                                       275,410        664,737
  Accrued expenses                                     1,183,046      2,656,572
                                                    ------------   ------------
      Total Current Liabilities                        1,652,870      3,853,655

Long-Term Debt                                         3,256,368      1,766,815
Other Liabilities                                        116,705        117,905

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 17,080,691 and 16,926,791
    shares issued and outstanding in 1999 and
    1998, respectively                                    17,081         16,927
  Paid-in capital                                     11,093,396     10,944,294
  Accumulated deficit                                   (516,197)      (171,242)
                                                    ------------   ------------
      Total Stockholders' Equity                      10,594,280     10,789,979
                                                    ------------   ------------
      Total Liabilities and Stockholders' Equity    $ 15,620,223   $ 16,528,354
                                                    ============   ============

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three months ended            Nine months ended
                                               September 30,                September 30,
                                       ---------------------------   ---------------------------
                                           1999           1998           1999           1998
                                       ------------    -----------   ------------    -----------
REVENUE:
     Title insurance premiums          $  5,708,713    $ 3,589,493   $ 17,660,123    $ 9,244,306
     Escrow and related fees              2,913,685      1,555,861      8,876,367      4,087,079
     Interest and other income              450,445        491,982      1,344,506      1,374,826
                                       ------------    -----------   ------------    -----------
                                          9,072,843      5,637,336     27,880,996     14,706,211
                                       ------------    -----------   ------------    -----------
EXPENSES:
     Personnel costs                      5,152,247      2,709,037     15,479,792      6,968,595
     Escrow commissions                     786,811        641,558      2,258,367      1,544,747
     Title remittance fees                  559,170        345,136      1,679,914        932,481
     Rent                                   587,620        345,230      1,534,342        837,042
     Other operating expenses             2,584,237      1,384,408      7,084,437      3,177,893
     Interest expense                       105,209         27,914        189,099         74,063
                                       ------------    -----------   ------------    -----------
                                          9,775,294      5,453,283     28,225,951     13,534,821
                                       ------------    -----------   ------------    -----------
Income (loss) before income taxes          (702,451)       184,053       (344,955)     1,171,390

Provision (benefit) for income tax         (142,997)            --             --         62,000
                                       ------------    -----------   ------------    -----------
Net income (loss)                      $   (559,454)   $   184,053   $   (344,955)   $ 1,109,390
                                       ============    ===========   ============    ===========
Net income (loss) per common share:

     Basic                             $      (0.03)          0.01   $      (0.02)   $      0.08
                                       ============    ===========   ============    ===========
     Diluted                           $      (0.03)          0.01   $      (0.02)   $      0.07
                                       ============    ===========   ============    ===========
Weighted average shares outstanding:
     Basic                               17,032,137     15,886,882     16,989,667     14,056,518
                                       ============    ===========   ============    ===========
     Diluted                             17,032,137     18,228,878     16,989,667     15,802,019
                                       ============    ===========   ============    ===========

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                      For the nine months ended
                                                            September 30,
                                                     ---------------------------
                                                        1999            1998
                                                     -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
Net income (loss)                                    $  (344,955)   $ 1,109,390
Adjustments to reconcile net income (loss) to net
cash provided (used) by operating activities:
  Depreciation and amortization                        1,022,609        372,559
Changes in assets and liabilities:
  Accounts receivable                                    168,893       (136,706)
  Account receivable - other                             119,286             --
  Interest receivable                                   (177,431)       (16,165)
  Prepaid expenses                                      (251,827)      (101,468)
  Deposits and other assets                              (65,645)      (114,113)
  Marketable securities                                  426,631             --
  Accounts payable                                      (340,721)        33,488
  Accrued expenses                                    (1,474,726)       640,801
                                                     -----------    -----------
Net Cash Flows - Operating Activities                   (917,886)     1,787,786
                                                     -----------    -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
  Purchase of property and equipment                  (2,602,760)    (2,494,927)
  Cash received from sale of fixed assets              1,156,982             --
  Disbursements from loans receivable                   (170,035)       (67,500)
  Collection of loans receivable                         286,562             --
  Other investing activities                              94,545        (50,000)
                                                     -----------    -----------
  Net Cash Flows - Investing Activities               (1,234,706)    (2,612,427)
                                                     -----------    -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net            130,112      5,708,859
  Borrowings                                                  --        125,000
  Repayment of debt                                     (462,912)      (466,695)
                                                     -----------    -----------
  Net Cash Flows - Financing Activities                 (332,800)     5,367,164
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH                       (2,485,392)     4,542,523

CASH AT THE BEGINNING OF THE PERIOD                    4,833,826        198,903
                                                     -----------    -----------
CASH AT THE END OF THE PERIOD                        $ 2,348,434    $ 4,741,426
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                              For the three month period ended September 30,
                                   -------------------------------------------------------------------
                                                 1999                             1998
                                   ---------------------------------  --------------------------------
                                                           Per share    Net                  Per share
                                    Net Loss     Shares      amount    income      Shares      amount
                                   ----------  ----------  ---------  --------   ----------  ---------
Basic EPS                          $(559,454)  17,032,137   $ (0.03)  $184,053   15,886,882    $ 0.01
                                                            =======                            ======
Effect of Dilutive Securities:
  Stock options                           --                                --    1,674,521
  Warrants                                --                                --      354,975
                                   ---------   ----------             --------   ----------
Diluted EPS                        $(559,454)  17,032,137   $ (0.03)  $184,053   17,916,378    $  .01
                                   =========   ==========   =======   ========   ==========    ======

                                              For the nine month period ended September 30,
                                   -------------------------------------------------------------------
                                                 1999                             1998
                                   ---------------------------------  --------------------------------
                                                          Per share     Net                  Per share
                                   Net Loss     Shares      amount     income      Shares      amount
                                  ----------  ----------  ---------  ----------  ----------  ---------
Basic EPS                         $(344,955)  16,989,667   $ (0.02)  $1,109,390  14,056,518    $ 0.08
                                                           =======                             ======
Effect of Dilutive Securities:
  Stock options                          --                                --     1,280,551
  Warrants                               --                                --       160,005
                                  ---------   ----------             ----------  ----------
Diluted EPS                       $(344,955)  16,989,667   $ (0.02)  $1,109,390  15,497,074    $  .07
                                  =========   ==========   =======   ==========  ==========    ======

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                           For the nine months
                                                           ended September 30,
                                                         -----------------------
                                                            1999         1998
                                                         ----------   ----------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
  Building and equipment purchased through debt          $3,130,000   $  322,369
  Debt paid from sale of building                         1,515,467           --
  Property purchased through private placement                   --      346,848
  Stock issued for California Coast Title Company                --       90,000
  Long term liability acquired in purchase
     of  California Coast Title Company                          --       78,000
  Sale of New Century Insurance Company                      25,156           --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest               $  189,099   $   74,063

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     The 1998 Form 10-KSB and the Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

OPERATING REVENUE

     Revenue increased by $3,435,507 or 60.9% for the three months ended September 30, 1999 and revenue increased by $13,174,785 or 89.6% for the nine months ended September 30, 1999 compared to the same periods ended September 30, 1998, respectively. Approximately $2,570,000 of the revenue increase for the quarter is related to the Company's investment in its California expansion by way of acquisitions and startup operations, with the remainder attributed primarily to the expansion of the Company's operations in Maricopa County, Arizona.

     The following table presents information regarding the Company's operating revenue:

                                   For the three months ended September 30,
                              -------------------------------------------------
                                 1999      % of total      1998      % of total
                              -----------  ----------   -----------  ----------
Title insurance premiums      $ 5,708,713        62.9%  $ 3,589,493        63.7%
Escrow and related fees         2,913,685        32.1     1,555,861        27.6
Interest and other income         450,445         5.0       491,982         8.7
                              -----------  ----------   -----------  ----------
    Total revenue             $ 9,072,843       100.0%  $ 5,637,336       100.0%
                              -----------  ----------   -----------  ----------

                                   For the nine months ended September 30,
                              -------------------------------------------------
                                 1999      % of total      1998      % of total
                              -----------  ----------   -----------  ----------
Title insurance premiums      $17,660,123        63.4%  $ 9,244,306        62.9%
Escrow and related fees         8,876,367        31.8     4,087,079        27.8
Interest and other income       1,344,506         4.8     1,374,826         9.3
                              -----------  ----------   -----------  ----------
    Total revenue             $27,880,996       100.0%  $14,706,211       100.0%
                              -----------  ----------   -----------  ----------

     The Company's primary business is providing title and escrow services in three counties in Arizona and four counties in California. Approximately 49% of total revenue for the quarter ended September 30, 1999 is attributable to Maricopa County where the Company currently operates 21 branches. The September 1999 SYKES Report places Capital Title as the 3rd largest of the 25 title companies in Maricopa County with approximately 7.5% market share, compared to a market share of 5.6% for the same period of the prior year. Approximately 11% of total revenue for the quarter is attributable to Yavapai County where the Company has 7 locations and ranks first in overall market share. The Company expanded its operations into San Diego County, California in June 1998, Mohave County, Arizona in July 1998 and in November 1998 purchased a nine branch escrow and title operation in northern California. The California operations accounted for approximately 33% of total revenue for the quarter ended September 30, 1999.

OPERATING EXPENSES

     The following table presents the components of the Company's expenses and the percentage they bear to the total revenue for the respective period:

                                For the three months ended September 30,
                          -----------------------------------------------------
                             1999      % of revenue      1998      % of revenue
                          -----------  ------------   -----------  ------------
Personnel costs           $ 5,152,247          56.8%  $ 2,709,037          48.1%
Escrow commissions            786,811           8.7       641,558          11.4
Title remittance fees         559,170           6.1       345,136           6.1
Rent                          587,620           6.5       345,230           6.1
Other operating expenses    2,584,237          28.5     1,384,408          24.6
Interest expense              105,209           1.1        27,914           0.5
                          -----------  ------------   -----------  ------------
                          $ 9,775,294         107.7%  $ 5,453,283          96.8%

                                  For the nine months ended September 30,
                          -----------------------------------------------------
                             1999      % of revenue      1998      % of revenue
                          -----------  ------------   -----------  ------------
Personnel costs           $15,479,792          55.5%  $ 6,968,595          47.4%
Escrow commissions          2,258,367           8.1     1,544,747          10.5
Title remittance fees       1,679,914           6.0       932,481           6.3
Rent                        1,534,342           5.5       837,042           5.7
Other operating expenses    7,084,437          25.4     3,177,893          21.6
Interest expense              189,099           0.7        74,063           0.5
                          -----------  ------------   -----------  ------------
                          $28,225,951         101.2%  $13,534,821          92.0%

     Overall operating expenses have increased by $4,322,011 and $14,691,130 for the three and nine-month periods ended September 30, 1999, respectively, compared to the same periods ended September 30, 1998. This increase resulted from the Company's commitment to internal expansion of its regional operations. In the three months ended September 30, 1999, operating expenses increased as a percentage of revenue to 107.7% from 96.8% in the comparable period in 1998. Operating expenses increased as a percentage of revenue to 101.2% in the first nine months of 1999 from 92.0% in the same period of 1998. These increases in operating costs as a percent of revenue were primarily the result of costs associated with the Company's commitment to its California operations as it invested in expanding its infrastructure and branch operations. This approach to internal growth was developed utilizing the same successful formula employed in growing the Arizona market and was chosen because the strong economy earlier in the year had placed excessive values on targeted acquisitions. In addition, the California operations historically have had a high percentage of their business dependent on refinance markets, but are transitioning their mix of business to the more stable and profitable residential resale market. The volume of refinance business has decreased significantly and as a result, the Company's California operations lost approximately $886,000 during the quarter ended September 30, 1999 compared to a loss of approximately $295,000 for the corresponding quarter of the prior year. The Company's recent placement of new executive management and professionals in its California operations is part of its continuing efforts to replace the decrease in refinance business and focus on the resale market.

     Personnel costs, including commissions, are the most significant component of the Company's operating expenses. Personnel costs, including commissions, increased as a percentage of revenue to 65.5% in the three months ended September 30, 1999 from 59.5% in the comparable period in 1998. Personnel costs including commissions increased as a percentage of revenue to 63.6% in the first nine months of 1999 from 57.9% in the same period of 1998. These increases were the result of higher personnel costs in California relative to revenue as discussed above.

     Title remittance fees relate to the amounts paid pursuant to title insurance underwriting agreements the Company has with five national title companies. Title remittance fees remained relatively unchanged as a percent of revenue at approximately 6.0% for the three and nine months ended September 30, 1999 as compared to the same periods in 1998.

     Rent expense as a percent of revenue also remained relatively unchanged for the three and nine months ended September 30, 1999 as compared to the same periods in 1998.

     The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant maintenance and access, postage, and professional fees. Other operating expenses increased as a percentage of total revenue to 28.5% in the three months ended September 30, 1999 from 24.6% in the comparable period in 1998. Other operating expenses increased as a percentage of revenue to 25.4% in the first nine months of 1999 from 21.6% in the same period of 1998. These increases were the result of costs associated with opening eleven new offices during the nine months ended September 30, 1999, coupled with the relatively fixed nature of many of these costs relative to the level of revenue in the California operations.

     An income tax benefit in the amount of $143,000 was recorded in the quarter ended September 30, 1999 based on the estimated annual effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999, the Company had current assets totaling $3,232,454 compared to current liabilities which totaled $1,652,870. Management believes that cash on hand, future cash receipts and its credit facility will be sufficient to pay all obligations as they become due.

     In February 1999, the Company secured a $5,000,000 credit facility from a bank which will bear interest on any outstanding balance at the prime rate. This credit facility is comprised of a $2,000,000 revolving line of credit and a $3,000,000 term loan to be used for future acquisitions. No amounts are currently drawn against this credit facility; however, $150,000 was committed for a standby letter of credit required pursuant to an office lease.

     During the quarter ended September 30, 1999, the Company purchased a building for $4,309,000. This purchase was financed with a ten year $3,130,000 loan which bears interest at 8.32% per annum and requires monthly payments of $23,940. Also during the quarter, the Company sold a building which provided approximately 1,157,000 in cash and retired $1,515,000 in debt.

YEAR 2000 ISSUE

     Many older computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by the year 2000.

     The Company has examined its operating systems and believes that its operations are substantially year 2000 compliant. The computer systems and programs currently used by the nine offices the Company acquired from Northwestern Consolidated Corporation have been upgraded at a cost of approximately $25,000 to be year 2000 compliant; however, it is still the Company's intention to replace these systems with technology and programs similar to those used in its other operations. It is estimated that the costs associated with purchasing and installing this technology will be approximately $620,000. These costs, consisting primarily of hardware and software purchased and installed by third party vendors, will be capitalized and will have a nominal impact on results of operations.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (27) Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CAPITAL TITLE GROUP, INC.
                                  (Registrant)

By: /s/ Donald R. Head                                   Date: November 10, 1999
    ------------------------------
    Donald R. Head
    Chairman of the Board,
    Chief Executive Officer

By: /s/ Mark C. Walker                                   Date: November 10, 1999
    ------------------------------
    Mark C. Walker
    Chief Financial Officer