Form 10-K405
period 1999-12-31
CAPITAL TITLE GROUP INC
filed 2000-03-28
CIK 1017158

================================================================================
                Annual Report For Small Business Issuers Subject
                     to the 1934 Act Reporting Requirements

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                      For the Year Ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                           Commission File No. 0-21417


                            CAPITAL TITLE GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

              Delaware                                   87-0399785
    -------------------------------            ---------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

2901 East Camelback Road, Phoenix, Arizona                   85016
------------------------------------------                 ----------
 (Address of principal executive offices)                  (Zip Code)

         Issuer's telephone number, including area code: (602) 954-0600
                                                         --------------

           Securities registered under Section 12(b) of the Act: NONE

             Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $36,147,427.

On March 15, 2000, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $18,006,752. This figure was estimated based on March 15, 2000 closing price of the Company's common stock. The number of shares of Common Stock outstanding on March 15, 2000 was 16,957,901.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on May 16, 2000 are incorporated by reference into Part III.
================================================================================

                                     PART I
ITEM 1. BUSINESS

COMPANY HISTORY AND OVERVIEW

     Capital Title Group, Inc. (the "Company") is a Delaware corporation which acts as the parent holding company of the following subsidiaries:

     Capital Title Agency Inc. ("Capital Title") is an Arizona corporation which has operated under the authority of the State Banking Commission since November 1, 1981. Capital Title is an independent title agency that provides escrow services and, as an agent for five title insurance companies, issues title insurance policies to the real estate industry in Maricopa, Yavapai and Mohave Counties in Arizona. As of March 15, 2000 Capital Title operated 32 offices located throughout Maricopa, Yavapai and Mohave Counties in Arizona.

     New Century Title Company ("New Century"), a California corporation, is an independent title agency that provides escrow and title services to the real estate industry in selected California counties. New Century began operations in July 1998 with the purchase of a dormant escrow and title agency in San Diego, California. New Century currently has three offices in San Diego County. New Century also has operations in northern California, which it obtained by acquisition in November 1998. New Century currently has 11 offices in Sonoma, Contra Costa and Alameda Counties in California. During 1999, New Century was granted a license to operate in six additional southern California counties and opened an office in Orange County in February 2000.

     The Company plans to continue its growth in Arizona and California, and as conditions merit, to expand into other southern and southwestern states. The Company intends to accomplish this planned expansion primarily through recruitment of escrow officers with significant existing revenue production based upon their relationships with real estate brokers, mortgage lenders and other industry participants. The Company will attempt to attract these significant producers through employment packages that include commissions based on revenue generated and stock options.

     The principal executive offices of the Company are located at 2901 East Camelback Road, Phoenix, Arizona 85016 and the Company's telephone number is
(602) 954-0600.

COMPANY OPERATIONS

     The Company is an independent title agency providing escrow services and, as an agent for First American Title Insurance Company, Chicago Title Corporation, Stewart Information Services Corporation, United General Insurance Company, Old Republic Insurance Company and American Pioneer Title Insurance Company, issues title insurance policies to service the real estate industry.

     Capital Title's operations commenced in 1981 in Prescott, Arizona. The Company is licensed to conduct business in three counties in Arizona and 10 counties in California. During late 1996 the Company began its expansion in Maricopa County, Arizona and in 1998 expanded into Mohave County, Arizona along with entering the California market.

     The Company's operations are positively impacted by the geographic locations in which it operates as Arizona and California rank among the top states in the nation in the rate of new job creation, population growth and gains in personal income. Additionally, these states have some of the largest single family housing markets in the nation with Phoenix and San Diego currently the 6th and 7th largest cities in the United States as reported by the U.S. Census Bureau.

     December 1999 market share reports show Capital Title as the top title insurer in Yavapai County. As of December 1999, Capital Title ranked third in Maricopa County market share, having moved up from fourth in 1998 and from tenth just three years before. The Company believes that its combination of technology, management and employee stock options will play a significant role in positively impacting its market share in the locations in which it is currently operating and in the areas into which it expands.

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

     The Company possesses advanced title report generation and processing technology that combines title information from multiple sources via electronic data exchange. The Company has implemented this technology in its Arizona operations and a substantial portion of its California operations. This technology facilitates expansion of the Company's operations in existing markets, and management believes it outperforms the technology of other major title companies that possess greater resources than the Company.

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

      (ii) After the relevant historical data on the property is compiled, the title officer prepares a preliminary report that documents (a) the current status of title to the property, (b) any exemptions, exceptions and/or limitations that might be attached to the policy and (c) specific issues that need to be addressed and resolved by the parties to the transaction before the title policy will be issued (such as removal of prior tax liens and payment of prior loans on the property). The preliminary report is circulated to all the parties for satisfaction of any specific issues.

      (iii) After all specific issues identified in the preliminary report are satisfied, the escrow agent closes the transaction in accordance with the instructions of the parties and the policy conditions.

      (iv) Once the transaction is closed and all monies have been released, the policy is issued (a) to the owner and the lender on a resale transaction or (b) to the lender only on a refinancing transaction.

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

     During 1999, there was a significant decrease in the refinance market from 1998 levels as a result of increased mortgage interest rates.

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

     MARKET FOCUS. The Company's market focus is on real estate brokers and mortgage lenders as this business has historically been more consistent and less prone to fluctuation than commercial, new home sales or refinancing segments of the market. To set itself apart as a service company, the Company continues to enhance industry specific information technology to better serve its clients.

     MANAGEMENT. The Company recognizes that its aggressive growth plan calls for executive management with extensive industry operational and expansion experience. The Company was co-founded by Donald R. Head, and he has served as Chairman of the Board and Chief Executive Officer since inception. Mr. Head has extensive experience as a developer and entrepreneur within the real estate industry and has nearly 20 years of experience in the title insurance industry.

     In February 1998, the Company appointed Milt Ferrantelli, Executive Vice President of Capital Title Group and President of Capital Title Agency, Inc.'s Arizona operations. Mr. Ferrantelli purchased United Title Insurance Agency in 1986 with two active partners and served as its President and Chief Executive Officer prior to its acquisition by Norwest Financial in 1994. United Title held the number one market share for title and escrow services in Maricopa County from 1984 through 1994. Mr. Ferrantelli has over 25 years of experience in the title and escrow industry in the Arizona marketplace.

     In September 1999, the Company appointed Mervyn L. Morris as President of California Operations for New Century Title Company. He is directly responsible for the California operations. Prior to joining New Century, Mr. Morris was Executive Vice President, Southern Division Manager for Old Republic Title Company, covering 25 branch offices and approximately 600 employees. He has 28 years of experience in the California market.

     In addition, the Company employs managers to run the day-to-day operations in the counties the Company operates in and to support the above mentioned executives. These managers average over 20 years of experience in the title and escrow industry.

     EQUITY PARTICIPATION BY ESCROW OFFICERS. Escrow officers are the major revenue producers for title insurance companies. It is their business relationships with real estate brokers, lenders and other industry participants whom are primarily responsible for the direction of escrow and title business. The Company will seek to attract the most successful escrow officers through employment packages that include commissions based on revenue produced and stock options as added motivational incentives. The Company believes such programs will also promote Company loyalty, which will help to insulate the Company's escrow officers from competitive recruiting efforts.

COMPANY OPERATIONS

     The Company reported revenue of $36.1 million for the year ended December 31, 1999 compared to $23.2 million for the year ended December 31, 1998. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

     ESCROW SERVICE. The Company's escrow departments are responsible for handling the consummation of real estate transactions.

     The escrow officer and assistant typically prepare escrow documents pursuant to the real estate contract. The escrow instructions provide guidance to all concerned parties as to the conditions required for the real estate transaction. The escrow officers then receipt in funds and disburse them pursuant to the escrow instructions.

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

     The accumulation of title data from public records which provides the history of each parcel of real estate in a particular county is referred to as a "title plant." The Company has entered into multi-year service agreements for title plant access in the counties it operates. In certain counties, the Company may be a partial owner in a title plant or own a title plant which contains data prior to the time period covered by a third party title plant provider. The Company believes it will be able to obtain title plants on terms and conditions that are acceptable to it as the Company expands into other markets; however, there can be no assurance in this regard.

     CLAIMS AND UNDERWRITING. The Company provides title insurance as an agent of six title insurance companies. These services are provided pursuant to Underwriting Agreements with each of these underwriters which state the conditions on which the Company is authorized to issue a title insurance policy on behalf of the underwriter and prescribe the circumstances under which the Company may be liable to the underwriter if a policy loss is attributable to errors made by the Company.

     Claims against title insurance policies normally arise out of human error. During the process of accumulation and analysis of the public record, certain inaccuracies and inconsistencies are encountered that sometimes result in a situation in which interpretation of these documents could lead to a claim. With certain exceptions, the Company's exposure is limited to $5,000 for any loss resulting from a title insurance claim. The Company assumes the entire risk of losses incurred in errors made during the escrow process; however, it has secured insurance coverage to limit any significant losses.

     OTHER SERVICES. In addition to title and escrow services, the Company also provides account servicing, foreclosure and tax-free exchange services.

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

COMPETITION

     The title insurance business is highly competitive. Companies with significant market share in Arizona and California include First American, Chicago Title, Old Republic, Security Title, ATI Title Agency, Stewart Title, Fidelity Title and Lawyers Title. The number and size of competing companies varies in different geographic areas. In those areas where the Company operates and intends to operate the Company will face competition from major national insurance underwriters and other independent agencies, many of which have financial and other resources greater than those of the Company. The Company believes that quality and timeliness of service are the key competitive factors in the industry because parties to a real estate transaction are usually concerned with time schedules and costs associated with delays in the closing of transactions. In those states where prices are not established by regulation, the price of title insurance is also an important competitive factor.

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

EMPLOYEES

     As of December 31, 1999, the Company had a total of 468 employees, of which 288 are located in Arizona and 180 are in California. The Company believes that its relations with its employees are excellent.

ITEM 2. PROPERTIES

     The Company conducts its business operations primarily in leased office space. The Company currently leases offices at 46 locations with remaining lease periods ranging from one to sixty months. The Company's monthly rental payments at the foregoing locations are approximately $209,600. The Company owns a 24,000 square foot building in Phoenix, Arizona, which houses its corporate headquarters and its Maricopa County operations. In addition, the Company owns two buildings in Northern California in which it conducts title and escrow operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in certain legal actions, which arise in the normal course of its title business. The Company believes that none of these claims are material, either individually or in the aggregate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

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

      Date                                     High/Bid        Low/Bid
      ----                                     --------        -------
      1998
         First Quarter                          $2.56           $1.56
         Second Quarter                          3.62            2.63
         Third Quarter                           4.50            3.25
         Fourth Quarter                          4.06            3.38
      1999
         First Quarter                           3.94            3.00
         Second Quarter                          3.56            2.50
         Third Quarter                           2.88            2.13
         Fourth Quarter                          2.30            1.50
      2000
         First Quarter (through March 15)        2.00            1.31

     As of December 31, 1999, the Company had issued and outstanding 16,947,901 shares of common stock. In addition, 3,900,000 shares are reserved for issuance under the Company's 1996 Stock Option Plan and 600,000 shares are reserved for issuance under the Company's Directors Non-Employee Plan. At December 31, 1999, there were 327 record holders of the Company's Common Stock.

     In March 1998, the Company issued 463,500 warrants in conjunction with a private placement. Each warrant entitles the holder to purchase one share of the Company's common stock at $2.50 until September 30, 2000. In April 1998, the Company issued 308,642 warrants to an investment banking firm that acted as placement agent in connection with another private placement. Each warrant entitles the holder to purchase one share of the Company's common stock at $1.62 until May 1, 2001.

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

OVERVIEW

     Capital Title Group, Inc. reported an operating loss of $1,969,027 for the year ended December 31, 1999 due to losses in its California operations, a downturn in refinance business resulting from increased interest rates, and costs associated with expansion. The California operations, which were heavily dependent on the refinance market lost approximately $3,474,000 for the year ended December 31, 1999. During late 1999, the Company had a change in four senior management positions in California and is focusing on increasing its residential resale business, which has historically been more stable and profitable. Contributing to the loss, were increased operating costs associated with the Company's commitment to its California operations as it invested in expanding its infrastructure and branch operations. This approach to internal growth was developed utilizing the same successful formula employed in growing the Arizona market and was chosen because the strong economy earlier in the year had placed excessive values on targeted acquisitions.

     The Company's core operations in Arizona (Maricopa and Yavapai Counties) had net income of approximately $2,974,000 (13.4% of revenue on a pre-tax basis) for the year ended December 31, 1999. The net income in these counties was negatively impacted by the decline in refinance business and costs associated with opening seven new branch offices during 1999.

     During the year ended December 31, 1999, there were approximately $3,721,000 of operating expenses (net of revenue recognized) related to costs for the Company's California and Mohave County (Arizona) operations. Excluding these costs, income, before income taxes, from existing operations would have been approximately $1,752,000 for the year ended December 31, 1999.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of the Company's revenue and expenses along with the percentage they bear to total revenue:

                                                For The Years Ended December 31,
                            -------------------------------------------------------------------
                                1999        %           1998        %          1997         %
                            -----------   -----     -----------   -----     ----------    -----
Title insurance premiums    $22,979,047    63.6%    $14,634,442    63.0%    $5,359,001     64.2%
Escrow and related fees      11,087,910    30.7       7,030,248    30.3      2,190,641     26.2
Account servicing               510,475     1.4         504,813     2.2        341,292      4.1
Interest and other income     1,569,995     4.3       1,036,722     4.5        457,570      5.5
                            -----------   -----     -----------   -----     ----------    -----
                            $36,147,427   100.0%    $23,206,225   100.0%    $8,348,504    100.0%
                            ===========   =====     ===========   =====     ==========    =====

Personnel cost              $20,819,793    57.6%    $11,186,564    48.2%    $4,650,618     55.7%
Escrow commissions            2,781,947     7.7       2,249,468     9.7        519,670      6.2
Title remittance fees         2,170,919     6.0       1,459,452     6.3        494,776      5.9
Rent                          2,193,615     6.0       1,254,010     5.4        692,732      8.3
Other operating expenses      9,863,660    27.3       5,121,998    22.1      2,206,402     26.4
Interest expense                286,520     0.8          99,257      .4         71,458       .9
                            -----------   -----     -----------   -----     ----------    -----
                            $38,116,454   105.4%    $21,370,749    92.1%    $8,635,656    103.4%
                            ===========   =====     ===========   =====     ==========    =====

FISCAL 1999 COMPARED TO FISCAL 1998

     The Company's revenues increased by $12,941,202 or 55.8% for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Approximately $9,300,000 of this increase resulted from 1999 being the first full year of operations for companies acquired or opened during 1998. The remaining increase is attributable to the Company's expansion and increased market share, primarily in Arizona, and a favorable real estate market.

     The Company's revenue from title insurance premiums and escrow fees is primarily from three sources. The largest revenue source is from residential resales. The current residential resale marketing projections for the counties in which the Company operates predict that the resale market should continue to be strong as new house prices continue to climb and the economy remains strong. The Company's marketing plan is to have the vast majority of the Company's title and escrow revenue be derived from the resale business. Historically, the resale business has been more consistent and less subject to fluctuations than commercial, new homes sales, or refinancing segments of the market. The commercial, new home sales and refinancing markets tend to be more influenced by interest rates and other economic conditions.

     Personnel costs, including commissions, are the most significant component of the Company's operating expenses. The number of people employed by the Company decreased from 477 on December 31, 1998 to 468 on December 31, 1999. For the year ended December 31, 1999, personnel costs including commissions were 65.3% of total revenue compared to 57.9% of total revenue for the year ended December 31, 1998. This increase was a result of lower productivity given the decline in refinance business and higher costs associated with the Company's California operations.

     Title remittance fees relate to the amounts paid pursuant to title insurance underwriting agreements the Company has with six national title companies. Title remittance fees as a percentage of revenue have remained relatively unchanged when comparing 1999 results with fiscal year 1998.

     Rent expense increased as a percentage of revenue in the year ended December 31, 1999 to 6.0% from 5.4% in 1998. This increase was a result of adding new offices and the fixed nature of these costs in relation to revenue.

     The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant maintenance and access, postage and professional fees. Other operating expenses increased as a percentage of total revenue to 27.3% in 1999 from 22.1% in 1998. This increase was the result of increased costs related to the Company's expansion and the relatively fixed nature of many of these expenses in relation to the decline in refinance business.

     No income tax provision was recorded for the year ended December 31, 1999 as a result of the net loss reported. As of December 31, 1999, the Company has a net operating loss carryforward of $2,074,000.

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

     Rent expense decreased as a percentage of revenue in the year ended December 31, 1998 to 5.4% from 8.3% in 1997. These decreases were the result to the fixed nature of these costs in relation to the increase in revenue.

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

     An income tax provision of $159,449 was recorded for the year ended December 31, 1998 based on the estimated annual effective tax rate after giving consideration to the available net operating loss carryforward. As of December 31, 1998, the Company's net operating loss carryforward was fully utilized.

LIQUIDITY AND CAPITAL RESOURCES

     Capital Title Group requires capital to expand its geographical base, make acquisitions, further implement its market penetration program, recruit and train new personnel and purchase additional property and equipment to implement its expansion program. During the year ended December 31, 1999, the Company financed its operating and business development activities through operating revenue, through the use of cash on hand, and through additional borrowings.

     At December 31, 1999, the Company had current assets totaling $2,696,828 compared to current liabilities, which totaled $2,099,267. Management believes that cash on hand, future cash receipts and borrowings available under its credit facility will be sufficient to meet the Company's expansion plans and to pay all obligations as they become due.

     The Company has a $2,000,000 revolving line of credit, which bears interest on any outstanding balance at the prime rate. At December 31, 1999, $500,000 had been drawn against this credit facility, in addition to $150,000 which is committed for a standby letter of credit pursuant to an office lease. In addition, the Company has a commitment from the same bank, subject to bank approval and various conditions being met, to lend up to $3,000,000 for acquisitions and capital expenditures. These credit facilities mature in February 2001.

     In August 1999 the Company sold a building in Oakland, California, which provided approximately $1,157,000 in cash and retired $1,515,000 in debt. In September 1999, the Company purchased a building in Phoenix, Arizona to serve as its corporate offices for $4,309,000. This purchase was financed with a 10-year $3,130,000 loan, which bears interest at 8.32% per annum and requires monthly principal and interest payments of $23,540.

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in business critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its business critical computer applications and those of its vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains certain forward-looking statements. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among others, these forward-looking statements are based on assumptions that (a) the volume of real estate transactions in the Company's market areas will remain at sufficient levels to support the Company's business, (b) the Company will be able to successfully integrate acquired businesses and the results of operations therefrom will support the acquisition price, (c) that the Company will be able to retain, and when needed, add key personnel, (d) that the Company's forecasts will accurately anticipate market demand, (e) that there will be no material adverse changes in the Company's existing operations and (f) the Company will be able to obtain sufficient equity or debt funding to increase its capital resources by the amount needed for new business acquisitions, if any. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the Company's plans or objectives will be achieved.

ITEM 7. FINANCIAL STATEMENTS

                         Report of Independent Auditors

Shareholders and Board of Directors
Capital Title Group, Inc.

     We have audited the accompanying consolidated balance sheets of Capital Title Group, Inc. and Subsidiaries (the Company) as of December 31, 1999 and
1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

Phoenix, Arizona
March 3, 2000

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                      -------------------------
                                                          1999          1998
                                                      -----------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents                           $ 1,884,059   $ 4,833,826
  Accounts receivable, net                                110,796       364,725
  Notes and other receivables                             291,262       406,028
  Other current assets                                    410,711       575,875
                                                      -----------   -----------
      Total Current Assets                              2,696,828     6,180,454

Property and Equipment, net                            11,259,054     8,863,133

Other Assets:
  Notes receivable                                         72,608       231,531
  Investment in title plant                               521,278       520,249
  Deposits and other assets                               403,224       473,963
  Goodwill                                                246,399       259,024
                                                      -----------   -----------
      Total Assets                                    $15,199,391   $16,528,354
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                   $   717,507   $   532,346
  Accounts payable                                        362,786       664,737
  Accrued expenses                                      1,018,974     2,656,572
                                                      -----------   -----------
      Total Current Liabilities                         2,099,267     3,853,655

Long-Term Debt                                          4,173,032     1,766,815
Other Liabilities                                         383,236       117,905

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 16,947,901 and 16,926,791 shares
   issued and outstanding in 1999 and 1998,
   respectively                                            16,948        16,927
  Additional paid-in capital                           10,667,177    10,944,294
  Accumulated deficit                                  (2,140,269)     (171,242)
                                                      -----------   -----------
      Total Stockholders' Equity                        8,543,856    10,789,979
                                                      -----------   -----------
        Total Liabilities and Stockholders' Equity    $15,199,391   $16,528,354
                                                      ===========   ===========

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year ended December 31,
                                                    ---------------------------
                                                        1999            1998
                                                    ------------    -----------
REVENUE:
  Title insurance premiums                           $22,979,047    $14,634,442
  Escrow and related fees                             11,087,910      7,030,248
  Account servicing                                      510,475        504,813
  Interest and other income                            1,569,995      1,036,722
                                                     -----------    -----------
                                                      36,147,427     23,206,225
                                                     -----------    -----------

EXPENSES:
  Personnel costs                                     20,819,793     11,186,564
  Escrow commissions                                   2,781,947      2,249,468
  Title remittance fees                                2,170,919      1,459,452
  Rent                                                 2,193,615      1,254,010
  Other operating expenses                             9,863,660      5,121,998
  Interest expense                                       286,520         99,257
                                                     -----------    -----------
                                                      38,116,454     21,370,749
                                                     -----------    -----------

Income (loss) before income taxes                     (1,969,027)     1,835,476

Income tax provision                                          --        159,449
                                                     -----------    -----------

Net income (loss)                                    $(1,969,027)   $ 1,676,027
                                                     ===========    ===========

Net income (loss) per common share:
  Basic                                              $      (.12)   $       .11
                                                     ===========    ===========
  Diluted                                            $      (.12)   $       .11
                                                     ===========    ===========

Weighted average shares outstanding:
  Basic                                               16,868,292     14,566,390
                                                     ===========    ===========
  Diluted                                             16,868,292     15,938,041
                                                     ===========    ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                               Common Stock          Additional
                                          -----------------------      Paid-in      Accumulated
                                          Shares        Par Value      Capital        Deficit
                                          ------        ---------      -------        -------
Balance at December 31, 1997             11,231,029     $ 11,231    $  2,653,731    $(1,847,269)

Shares issued in private placements,
 net of costs of $754,000                 4,727,415        4,728       5,946,886             --

Shares issued in connection
 with options exercised                       7,700            7           7,693             --

Shares issued in connection
 with convertible notes                     250,000          250         249,750             --

Shares issued in connection
 with acquisitions                          710,647          711       2,086,234             --

Net income                                       --           --              --      1,676,027
                                         ----------     --------    ------------    -----------

Balance at December 31, 1998             16,926,791       16,927      10,944,294       (171,242)

Shares issued in connection
 with options exercised                     127,900          128         127,772             --

Escrowed shares to Northwestern's
 stockholders returned to Company          (146,790)        (147)       (453,998)            --

Shares issued to retire debt                 15,000           15          29,985             --

Shares issued for building                   25,000           25          19,124             --

Net loss                                         --           --              --     (1,969,027)
                                         ----------     --------    ------------    -----------

Balance at December 31, 1999             16,947,901     $ 16,948    $ 10,667,177    $(2,140,269)
                                         ==========     ========    ============    ===========

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Year Ended December 31,
                                                        ---------------------------
                                                           1999             1998
                                                        -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      (1,969,027)    $ 1,676,027
  Adjustments to reconcile net income (loss) to
   net cash provided (used) by operating activities:
    Depreciation and amortization                         1,389,924         678,658
  Changes in operating assets and liabilities,
   net of effects from purchase of subsidiaries:
    Accounts receivable                                     181,489        (182,420)
    Notes and other receivables                              36,253        (102,836)
    Other current assets                                    163,842        (492,979)
    Deposits and other assets                                 1,258         (97,052)
    Accounts payable                                       (253,345)        198,767
    Accrued expenses                                     (1,637,598)        753,728
    Other liabilities                                        12,421          39,905
                                                        -----------     -----------
Net Cash Flows - Operating Activities                    (2,074,783)      2,471,798
                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net additions to property and equipment                (5,013,538)     (3,192,277)
  Cash received from sale of property and
   equipment                                              1,156,982              --
  Purchase/sale of subsidiaries, net cash                  (107,035)        209,921
  Collection of loans receivable                            290,542              --
  Purchase of title plant                                    (1,029)        (97,447)
                                                        -----------     -----------
Net Cash Flows - Investing Activities                    (3,674,078)     (3,079,803)
                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                              4,630,000         125,000
  Debt service payments                                  (1,958,806)       (581,254)
  Proceeds from the issuance of stock, net                  127,900       5,699,182
                                                        -----------     -----------
Net Cash Flows - Financing Activities                     2,799,094       5,242,928
                                                        -----------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                              (2,949,767)      4,634,923

CASH AT THE BEGINNING OF THE YEAR                         4,833,826         198,903
                                                        -----------     -----------

CASH AT THE END OF THE YEAR                             $ 1,884,059     $ 4,833,826
                                                        ===========     ===========

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF CORPORATION:

Capital Title Group, Inc. (the "Company") is a Delaware corporation, which acts as the parent holding company of the following subsidiaries.

Capital Title Agency, Inc. ("Capital Title") is an Arizona corporation, which has operated under the authority of the State Banking Commission since November 1, 1981. Capital Title is an independent title agency providing escrow services and, as an agent for six title insurance companies, issues title insurance policies to the real estate industry in Maricopa, Yavapai and Mohave Counties in Arizona. As of March 1, 2000 Capital Title operated 32 offices located throughout Maricopa, Yavapai and Mohave Counties in Arizona.

New Century Title Company ("New Century"), a California corporation, is an independent title agency that provides escrow and title services to the real estate industry in selected California counties. New Century began operations in July 1998 with the purchase of a dormant escrow and title agency in San Diego, California. New Century currently has three offices in San Diego County. New Century also has operations in northern California, which it obtained by acquisition in November 1998. New Century currently has 11 offices in Sonoma, Contra Costa and Alameda Counties in California. During 1999, New Century was granted a license to operate in six additional southern California counties and opened an office in Orange County in February 2000.

     BASIS OF PRESENTATION:

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material inter company accounts and transactions have been eliminated in consolidation.

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

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     ACCOUNTS RECEIVABLE:

The Company uses the allowance method to account for non-collectible accounts receivable. The allowance is established based upon a review of the individual accounts and the Company's prior collection history. The allowance for non-collectible accounts was $13,750 and $27,942 in 1999 and 1998, respectively.

     INCOME RECOGNITION:

Title insurance premiums and escrow fees are recognized as revenue at the time of closing the related real estate transaction. Income from account servicing and other fees is recognized when the service is performed. Income from insurance recoveries is recognized when the dispute is settled and the money is received.

     PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost and are being depreciated on a straight-line basis over estimated useful lives and consist of the following:

                                      Useful Lives      1999           1998
                                      ------------   -----------    -----------
Land and construction in progress          N/A       $   656,577    $ 1,872,271
Buildings and leasehold improvements   10-40 years     6,759,648      4,174,975
Office equipment                           5 years     6,016,139      4,533,085
Furniture and fixtures                     7 years     3,006,607      2,583,289
Vehicles                                   5 years        85,456        270,098
                                                     -----------    -----------
                                                      16,524,427     13,433,718
Less: accumulated depreciation and
      amortization                                    (5,265,373)    (4,570,585)
                                                     -----------    -----------
                                                     $11,259,054    $ 8,863,133
                                                     ===========    ===========

     CAPITAL LEASE OBLIGATION:

The Company is the lessee of office equipment under capital lease agreements, which expire throughout the year 2000. The asset and liability under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The asset is amortized over the lower of its related lease term or its estimated productive life.

     TITLE PLANT:

Title plants are recorded at the cost incurred to construct and organize historical title information to the point it can be used to perform title searches. Cost incurred to maintain, update and operate title plants is expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     GOODWILL:

The Company recorded approximately $263,000 of goodwill in 1998 related to cost in excess of net assets acquired pursuant to its purchase of a title agency in San Diego, California. Goodwill is being amortized over twenty years and accumulated amortization at December 31, 1999 was approximately $16,736.

     IMPAIRMENT OF LONG-LIVED ASSETS:

In accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. This methodology includes goodwill and intangible assets acquired. As of December 31, 1999, management has not identified any events or circumstances which indicate that any assets are impaired.

     INCOME TAXES:

The Company and its subsidiaries file consolidated federal and state income tax returns. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards Statement No. 109 ACCOUNTING FOR INCOME TAXES. Statement 109, provides that deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and the utilization of the net operating loss ("NOL") carryforwards, net of valuation allowances. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     EARNINGS PER SHARE:

The Company calculates earnings per share ("EPS") in accordance with the Financial Accounting Standards Board Statement No. 128, EARNINGS PER SHARE.
Basic EPS excludes any dilutive effects of options, warrants and convertible securities.

The following table sets forth the computation of basic and diluted EPS:

                                                       For the year ended December 31,
                                 -----------------------------------------------------------------------
                                                 1999                                 1998
                                 -----------------------------------   ---------------------------------
                                                           Per share                           Per share
                                  Net loss       Shares      amount    Net income     Shares     amount
                                 -----------   ----------   -------    ----------   ----------   ------
Basic EPS                        $(1,969,027)  16,868,292    $(0.12)   $1,676,027   14,566,390    $0.11
                                                             ======                               =====
Effect of Dilutive Securities:
  Stock options                           --           --                      --    1,237,569
  Warrants                                --           --                      --      134,082
                                 -----------   ----------              ----------   ----------
Diluted EPS                      $(1,969,027)  16,868,292    $(0.12)   $1,676,027   15,938,041    $0.11
                                 ===========   ==========    ======    ==========   ==========    =====

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


     FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company discloses fair value information about financial instruments where it is practicable to estimate their value in accordance with Statement No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company estimates that the carrying value of its financial instruments, consisting of cash, cash equivalents, certificates of deposit, notes receivable and debt obligations approximate their fair values at December 31, 1999 and 1998.

    RECLASSIFICATIONS:

Certain   reclassifications  have  been  made  to  the  prior  period  financial statements to conform to the current period presentation.

2. ACQUISITION:

In November 1998, the Company acquired Northwestern Consolidated Corporation for a purchase price of approximately $3.5 million in cash and 665,647 restricted shares of its common stock. The merger, which is being accounted for as a purchase, was effective November 1, 1998.

The assets acquired and liabilities assumed in this acquisition were as follows:

       Assets acquired at fair value                        $ 7,917,911
       Liabilities assumed at fair value                     (2,454,351)
                                                            -----------
                Total purchase price                        $ 5,463,560
                                                            ===========

The unaudited proforma results of operations, assuming this acquisition occurred at the beginning of 1998, is indicated in the following table. These unaudited proforma results do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect for the entire year ended December 31, 1998.

       Revenue                                              $31,583,000
       Net income                                           $ 2,335,000
       Basic EPS                                            $      0.15
       Diluted EPS                                          $      0.14

3. CASH IN ESCROW:

The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from active escrow, trust and account servicing. The balances in these accounts have not been included in these financial statements. As of December 31, 1999, the accounts contain balances of approximately $49,860,000.

4. CONCENTRATION OF CREDIT RISK:

The Company maintains cash and cash equivalents with various financial institutions. Deposits not to exceed $100,000 at each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 1999, the Company had uninsured cash and cash equivalents of approximately $726,460.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


5. INCOME TAXES:

The income tax provision consists of the following:

                                                        Year Ended December 31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
      Current tax provision                             $     --       $119,544
      Deferred tax provision                                  --         39,905
                                                        --------       --------
                                                        $     --       $159,449
                                                        ========       ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 1999 and 1998 are as follows:

                                                         1999            1998
                                                      ---------       ---------
      Accounts receivable                             $  60,000       $   5,501
      Property and equipment                           (156,251)       (115,980)
      Alternative minimum credit                         45,588          70,574
      Net operating loss carryforwards                  850,071              --
      Other                                              10,000              --
                                                      ---------       ---------
                                                        809,408         (39,905)
      Less:  valuation allowance                       (849,313)             --
                                                      ---------       ---------

                                                      $ (39,905)      $ (39,905)
                                                      =========       =========

At December 31, 1999, the Company has a net operating loss carryforwards of approximately $2,074,000 for federal and state income tax purposes.

The reconciliation of the provision for income taxes with the expected income taxes based on the statutory federal income tax rate is as follows:

                                                       Year Ended December 31,
                                                      -------------------------
                                                         1999           1998
                                                      ---------       ---------
       Expected income tax provision (benefit)
         at the federal statutory rate                $(669,469)      $ 642,106
       State income taxes net of federal benefit       (154,481)         16,154
       Effect of rate schedule                               --          (5,334)
       Effect of net permanent differences               15,470          15,612
       Effect of alternative minimum tax                     --          70,574
       Utilization of net operating loss carryover           --        (579,663)
       Other                                            (40,833)             --
       Increase to valuation reserve                    849,313              --
                                                      ---------       ---------
                                                      $      --       $ 159,449
                                                      =========       =========

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. LONG TERM DEBT:

Long term debt consists of the following:

                                                                            1999            1998
                                                                         ----------      ----------
8.32%  term loan  with GMAC  Commercial  Mortgage,  with  monthly installments  of $23,940  including  principal and interest,  due
August 2009; secured by a building                                       $3,120,223      $       --

Note payable to Imperial Bank bearing interest at the prime rate, with monthly principal payments of $2,800, due December 2002;
secured by a building                                                     1,000,000              --

Credit line with Imperial Bank bearing  interest at the prime rate, credit line  matures  February  2001;  secured by  furniture  and
equipment                                                                   500,000              --

Capital  lease  obligations,  with  varying  rates  of 9% to  13%
throughout the year 2000; secured by equipment                              231,181         467,041

8% note payable to an individual,  with monthly  installments  of
$435, including principal and interest, due October 2011; secured
by land                                                                      39,135          41,173

8.75% note payable to Imperial Bank of  California,  with monthly principal  installments  of $1,417  plus  accrued  interest;
secured by a building                                                            --       1,523,969

8.2% note  payable to  Imperial  Bank of  Arizona,  with  monthly installments  of $11,000  including  principal and interest;
secured by furniture and equipment                                               --         105,978

Note  payable  to  Imperial  Bank  of  California,  with  monthly
interest payments at prime plus 1%                                               --          36,000

Convertible notes                                                                --         125,000
                                                                         ----------      ----------
                                                                          4,890,539       2,299,161

Less: current portion                                                      (717,507)       (532,346)
                                                                         ----------      ----------
                                                                         $4,173,032      $1,766,815
                                                                         ==========      ==========

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On February 2, 1998, the Company issued $125,000 in convertible notes for the purpose of obtaining capital for expansion. The convertible notes required payment of interest only for eighteen months at prime plus 2 1/2%. The note holders had an option to convert the obligation into common stock of the Company at $2.00 per share. In August 1999 the notes were retired by the payment of $95,000 with the balance owed converted to 15,000 shares of the Company's common stock.

In February 1999, the Company secured a $5,000,000 credit facility from a bank, which will bear interest on any outstanding balance at the prime rate. This credit facility is comprised of a $2,000,000 revolving line of credit and a $3,000,000 term loan to be used for future acquisitions. As of December 31, 1999 $500,000 was drawn on the credit line in addition to $150,000, which is committed for a standby letter of credit required pursuant to an office lease.

The maturities of long-term Debt as of December 31, 1999 were as follows:

                      2000                    $  717,507
                      2001                       124,826
                      2002                       976,026
                      2003                        34,554
                      2004                        36,832
                   Thereafter                  3,000,794
                                              ----------
                                              $4,890,539
                                              ==========

7. OPERATING LEASE COMMITMENTS:

The Company leases offices and office equipment at 46 locations. The remaining lease periods range from one month to sixty months with renewal options up to ten years. For the years ended December 31, 1999 and 1998 rental expense was $2,193,615 and $1,254,010 respectively.

The Company's future minimum lease commitments as of December 31, 1999 were as follows:

                      2000                   $ 2,699,385
                      2001                     2,336,099
                      2002                     1,906,927
                      2003                     1,167,470
                      2004                       560,499
                   Thereafter                  4,799,642
                                             -----------
                                             $13,470,022
                                             ===========

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. RELATED PARTY TRANSACTIONS:

During the year ended December 31, 1998, the Company paid $55,866 to Dale A. Head for legal services. Dale A. Head is Donald R. Head's brother. In October 1998, the Company hired Dale A. Head as Executive Vice President and General Counsel.

9. CONTINGENCIES AND UNCERTAINTIES:

The Company is a defendant in various lawsuits and claims, which it is vigorously defending. It is management's contention that such matters arise out of the normal course of business, primarily related to title and escrow disputes. While the results of litigation cannot be predicted with certainty, management believes, based on the advice of legal counsel, that the final outcome of such lawsuits and claims will not have a material adverse effect on the Company's financial position, results of operations, or liquidity. As of December 31, 1999 and 1998, the Company had accrued $155,000 and $173,000, respectively, for possible title and escrow losses.

The California State Controller's Office is currently examining all title companies to identify unclaimed property escheatable to the State of California. At December 31, 1999, the Company has an accrual of approximately $203,000 related to escheatable funds owed by subsidiaries the Company acquired. Approximately $166,000 was remitted to the State of California in January 2000 to fulfill the Company's obligations identified in the examination of its northern California operations. The examination of the Company's southern California operations is still ongoing but management believes the outcome will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

10. SUPPLEMENTARY CASH FLOW INFORMATION:

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.
                                                         Year Ended December 31,
                                                         -----------------------
                                                             1999         1998
                                                           --------     --------
Cash paid during the year:
 Interest                                               $   286,520     $ 99,257
 Income taxes                                               228,604           --
Non-cash investing and financing activities:
 Equipment purchased under capital leases                        --      372,270
 Conversion of convertible debt                              30,000      250,000
 Shares issued in connection with a building purchase        19,149      260,136
 Acquisition of New Century Title Company                        --       95,000
 Acquisition of Northwestern Consolidated Corporation      (454,140)     806,556

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Employer contributions for the years ended December 31, 1999 and 1998 were approximately $72,660 and $33,600, respectively.

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

13. STOCK OPTION PLANS:

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related Interpretations in accounting for its 1996 Stock Option Plan and the Company's Non-Employee Directors Stock Option Plan because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (Statement 123) requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company's 1996 Stock Option Plan ("The Plan") has authorized the grant of common stock options to all the Company's employees. Currently, 3,900,000 shares of Common Stock are authorized for issuance pursuant to the Plan. As of December 31, 1999, 2,728,400 shares have been granted under the Plan. All options granted have 5-year terms. Fifty percent of the options can be exercised after two years, the remaining shares can be exercised after three years provided the optionee remains employed with the Company at such vesting date. Options granted under the Plan are not transferable and the per share exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of grant.

The Company's Non-Employee Directors Stock Option Plan ("Directors Plan") has authorized the grant of options to non-employee members of the Board of Directors and advisory boards. Currently, 600,000 shares of Common Stock are authorized for issuance pursuant to the Directors Plan. As of December 31, 1999, 496,000 shares have been granted under the Directors Plan. All options granted have 5-year terms. Fifty percent of the options can be exercised after two years; the remaining shares can be exercised after three years provided the optionee remains an eligible director at such vesting date. Upon election to the Board of Directors each board member is granted the option to purchase 15,000 shares of common stock. In addition to the foregoing option grants, each year every non-employee director automatically receives an option to acquire 10,000 shares of the Company's common stock on the third business day following the date the Company publicly announces its annual financial results; provided that such director has attended at least 75% of the meetings of the Board of Directors and the Board Committees of which such non-employee director is a member in the preceding fiscal year.

A summary of the Company's stock option activity pursuant to its stock option plans, and related information for the years ended December 31, 1999 and 1998 is as follows:

                                            1999                  1998
                                    -------------------   --------------------
                                               Weighted               Weighted
                                                Average                Average
                                     Options     Price     Options      Price
                                     -------     -----     -------      -----
Outstanding - beginning of year     2,778,150    $1.53     1,760,150    $1.10
Granted                               929,950     2.75     1,104,600     2.25
Exercised                            (127,900)    1.00        (7,700)    1.00
Forfeited                            (355,800)    2.05       (78,900)    1.74
                                   ----------             ----------
Outstanding - end of year           3,224,400     1.84     2,778,150     1.53
                                   ==========             ==========

Exercisable at end of year          1,271,100     1.06       569,500     1.00
                                   ==========             ==========
Weighted - average fair value of
options granted during the year    $     1.27             $     1.01
                                   ==========             ==========

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock for 1999 and 1998 of .49 and .44, respectively; and a weighted-average expected life of the option for 1999 and 1998 of 4 years and 5 years, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting, the pro forma information would have been reported as follows:

                                                       Year ended December 31,
                                                      -------------------------
                                                         1999           1998
                                                      -----------    ----------
Pro forma net income (loss)                           $(2,639,686)   $1,294,066
Pro forma net income (loss) per share-basic           $     (0.16)   $     0.09
Pro forma net income (loss) per share-diluted         $     (0.16)   $     0.08

14. SEGMENT INFORMATION:

The Company adopted Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION ("SFAS 131") in the fiscal year ended December 31, 1998. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. To date, the Company has viewed its operations as principally one segment; services and one geographic region; the Southwestern United States.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.

ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Index to Exhibits

Exhibit                                                                Method of
  No.                      Description                                  Filing
-------                    -----------                                 ---------

2       Share Exchange  Agreement  between Capital Title Agency,  Inc.
        and Norvex, Inc. dated May 23, 1996                               (1)
3.1     Certificate of Incorporation                                      (1)
3.2     Amended and Restated Bylaws
10.1    Underwriting  Agreement between Capital Title Agency, Inc. and
        Old Republic  National Title Insurance  Company dated March 1,
        1996                                                              (1)
10.2    Underwriting  Agreement between Capital Title Agency, Inc. and
        First American Title  Insurance  Company dated August 16, 1996    (1)
10.3    Image Service Agreement between Capital Title Agency, Inc. and
        Security Union Title Insurance Company dated June 5, 1996         (1)
10.4    Title Plant Service  Agreement  between  Capital Title Agency,
        Inc. and Diversified  Information  Services  Corporation dated
        March 1, 1996                                                     (1)
10.5    Office  Lease  between  Capital  Title  Agency,  Inc. and 4808
        Corporation dated June 7, 1996                                    (1)
10.6    Promissory  Note between PWCC,  Inc. and BankOne  Arizona,  NA
        dated January 5, 1996                                             (1)
10.7    Assumption  Agreement  between Capital Title Agency,  Inc. and
        PWCC, Inc. dated January 5, 1996                                  (1)
10.8    Employment  Agreement  between  Registrant  and Donald R. Head
        dated June 1, 1996                                                (1)
10.9    Employment  Agreement  between  Registrant and Andrew A. Johns
        dated June 1, 1996                                                (1)
10.10   Promissory Note between Capital Title Group, Inc. and Imperial
        Bank, dated November 15, 1996                                     (2)
10.11   Financial  Advisor  Agreement  between  Registrant  and Miller
        Capital Corporation dated June 17, 1997                           (2)
10.12   Employment  Agreement  between Capital Title Agency,  Inc. and
        Milt Ferrantelli dated June 17, 1997                              (2)
10.13   Underwriting  Agreement between Capital Title Agency, Inc. and
        United General Insurance Company dated January 21, 1998.          (2)
10.14   Credit Line  Agreement  between  Registrant and Imperial Bank,
        dated November 17, 1997                                           (2)
10.15   Acquisition Consulting Agreement between Registrant and Miller
        Capital Corporation dated January 28, 1998.                       (2)

Exhibit                                                                Method of
  No.                      Description                                  Filing
-------                    -----------                                 ---------

10.16   Issuing  Underwriting  Agreement between Capital Title Agency,
        Inc. and Chicago Title Insurance  Company dated April 1, 1998.    (3)
10.17   Placement  Agent  Agreement  between  Registrant  and  Sanders
        Morris Mundy Inc. dated April 13, 1998.                           (3)
10.18   Title Plant  Agreement  between  Registrant and Security Union
        Title Insurance Company dated April 29, 1998                      (3)
10.19   Amendment  to   Acquisition   Consulting   Agreement   between
        Registrant and Miller Capital Corporation dated June 12, 1998.    (3)
10.20   Financial  Advisor  Agreement  between  Registrant  and Miller
        Capital Corporation dated June 16, 1998.                          (3)
10.21   Purchase and Sale Agreement between Registrant and KDC-AZ, LLC
        dated July 1, 1998                                                (3)
10.22   Merger Agreement among Registrant,  Northwestern  Consolidated
        Corporation and related  subsidiaries dated September 1, 1998.    (4)
10.23   Credit  Agreement  between  Registrant and Imperial Bank dated
        February 1, 1999.                                                 (3)
10.24 Access Agreement By and Between Security Union Title Insurance Company and New Century Title Company dated September 30,
        1999.                                                              *
10.25 Title Plant Lease and Service Agreement by and between Security Union Title Insurance Company and Capital Title
        Agency Inc. dated May 19, 1999.                                    *
10.26   Promissory  Note between CTG Building Co. and GMAC  Commercial
        Mortgage Corporation dated July 30, 1999.                          *
10.27   Amendment to  Underwriting  Agreement  by and between  Stewart
        Title  Guaranty  Company and New Century  Title  Company dated
        September 28, 1999.                                                *
21      Subsidiaries                                                       *
23      Consent of Ernst & Young LLP                                       *
27      Financial Data Schedule                                            *

----------
*    Filed herewith
(1) Incorporated by reference to the Registrant's Form 10-QSB filed with the Securities and Exchange Commission on September 20, 1996.
(2) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 25, 1998.
(3) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31,1998, filed with the Securities and Exchange Commission on March 23, 1999.
(4) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 10, 1998.


     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CAPITAL TITLE GROUP, INC.



                                        By /s/ Donald R. Head
                                           -------------------------------------
                                           Donald R. Head
                                           Chief Executive Officer
Date:  March 24, 2000

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Donald R. Head          Chairman of the Board and     /s/ Donald R. Head            March 24, 2000
                        Chief Executive Officer       -------------------------


Mark C. Walker          Vice President, Chief         /s/ Mark C. Walker            March 24, 2000
                        Financial Officer and         -------------------------
                        Treasurer


Richard A. Alexander           Director               /s/ Richard A. Alexander      March 24, 2000
                                                      -------------------------


David C. Dewar                 Director               /s/ David C. Dewar            March 24, 2000
                                                      -------------------------


Theo F. Lamb                   Director               /s/ Theo F. Lamb              March 24, 2000
                                                      -------------------------


Robert B. Liverant             Director               /s/ Robert B. Liverant        March 24, 2000
                                                      -------------------------


Stephen A McConnell            Director               /s/ Stephen A McConnell       March 24, 2000
                                                      -------------------------


Ben T. Morris                  Director               /s/ Ben T. Morris             March 24, 2000
                                                      -------------------------