Form 10QSB
period 2000-03-31
CAPITAL TITLE GROUP INC
filed 2000-05-11
CIK 1017158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000

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

Common Stock, $.001 par value 16,977,901 shares as of May 11, 2000.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

                                      INDEX

Part I.  FINANCIAL INFORMATION                                       Page Number
                                                                     -----------
         Item 1.  Condensed Consolidated Financial Statements

                  A. Consolidated Balance Sheets as of
                     March 31, 2000 (unaudited) and
                     December 31, 1999                                     3

                  B. Consolidated Statements of Operations
                     for the three month periods ended
                     March 31, 2000 and 1999 (unaudited)                   4

                  C. Consolidated Statements of Cash Flows
                     for the three month periods ended
                     March 31, 2000 and 1999 (unaudited)                   5

                  D. Notes to Consolidated Financial Statements            6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            7

Part II. OTHER INFORMATION

         Items 1.- 5. of Part II have been omitted because they are not applicable with respect to the current reporting period.

         Item 6.  Exhibits and Reports on Form 8-K                        10

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       March 31,    December 31,
                                                         2000          1999
                                                      -----------   -----------
ASSETS                                                (unaudited)
Current Assets:
  Cash                                                $ 1,196,170   $ 1,884,059
  Accounts receivable, net                                170,284       110,796
  Notes and other receivables                             283,977       291,262
  Other current assets                                    323,747       410,711
                                                      -----------   -----------
         Total Current Assets                           1,974,178     2,696,828

Property and equipment, net                            11,380,661    11,259,054

Other Assets:
  Notes receivable                                         48,392        72,608
  Investment in title plant                               521,278       521,278
  Deposits and other assets                               335,249       403,224
  Goodwill                                                243,109       246,399
                                                      -----------   -----------
         Total Assets                                 $14,502,867   $15,199,391
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                   $ 1,004,171   $   717,507
  Accounts payable                                        332,475       362,786
  Accrued expenses                                      1,274,764     1,018,974
                                                      -----------   -----------
         Total Current Liabilities                      2,611,410     2,099,267

Long-Term Debt                                          4,073,899     4,173,032
Other Liabilities                                         181,914       383,236

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 16,977,901 and 16,947,901
    shares issued and outstanding in 2000
    and 1999, respectively                                 16,978        16,948
  Paid-in capital                                      10,697,147    10,667,177
  Accumulated deficit                                  (3,078,481)   (2,140,269)
                                                      -----------   -----------
         Total Stockholders' Equity                     7,635,644     8,543,856
                                                      -----------   -----------
         Total Liabilities and Stockholders' Equity   $14,502,867   $15,199,391
                                                      ===========   ===========

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    For the three month period
                                                          ended March 31,
                                                  ------------------------------
                                                      2000              1999
                                                  ------------      ------------
REVENUE:
  Title insurance premiums                        $  5,438,253      $  5,539,369
  Escrow and related fees                            2,362,320         2,799,740
  Account servicing                                    124,583           115,790
  Interest and other income                            518,170           498,042
                                                  ------------      ------------
                                                     8,443,326         8,952,941
                                                  ------------      ------------
EXPENSES:
  Personnel costs                                    5,156,933         5,006,310
  Escrow commissions                                   546,497           710,854
  Title remittance fees                                529,002           539,395
  Rent                                                 611,835           446,752
  Other operating expenses                           2,452,754         2,035,892
  Interest expense                                      84,517            38,536
                                                  ------------      ------------
                                                     9,381,538         8,777,739
                                                  ------------      ------------

Income (loss) before income taxes                     (938,212)          175,202

Income tax provision                                        --            70,000
                                                  ------------      ------------
Net income (loss)                                 $   (938,212)     $    105,202
                                                  ============      ============
Net income (loss) per common share:
  Basic                                           $      (0.06)     $       0.01
                                                  ============      ============
  Diluted                                         $      (0.06)     $       0.01
                                                  ============      ============
Weighted average shares outstanding:
  Basic                                             16,953,835        16,947,680
                                                  ============      ============
  Diluted                                           16,953,835        18,755,328
                                                  ============      ============

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)


                                                        For the three months
                                                          ended March 31,
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------
NET CASH PROVIDED FROM OPERATING ACTIVITIES:
Net income (loss)                                    $  (938,212)   $   105,202
Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
   Depreciation and amortization                         420,610        301,173
Changes in assets and liabilities:
   Accounts receivable                                   (59,488)       105,026
   Other receivables                                     (17,496)         5,184
   Other current assets                                   86,964        (57,818)
   Marketable securities                                      --        426,631
   Deposits and other assets                              67,975        106,834
   Accounts payable                                      (30,311)      (286,365)
   Accrued expenses                                       54,468       (707,701)
                                                     -----------    -----------
Net Cash Flows - Operating Activities                   (415,490)        (1,834)
                                                     -----------    -----------
NET CASH FROM INVESTING ACTIVITIES:
     Collection of notes receivable                       48,997         26,299
     Purchase of property and equipment                 (538,927)      (276,697)
                                                     -----------    -----------
   Net Cash Flows - Investing Activities                (489,930)      (250,398)
                                                     -----------    -----------
NET CASH FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net          30,000         43,000
     Borrowings                                          300,000             --
     Repayment of debt                                  (112,469)      (120,297)
                                                     -----------    -----------
Net Cash Flows - Financing Activities                    217,531        (77,297)
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH                         (687,889)      (329,529)

CASH AT THE BEGINNING OF THE PERIOD                    1,884,059      4,833,826
                                                     -----------    -----------
CASH AT THE END OF THE PERIOD                        $ 1,196,170    $ 4,504,297
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NOTE 1 - INTERIM FINANCIAL INFORMATION

     The accompanying unaudited consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes hereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE 2 - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                      For the three month period ended March 31,
                     ---------------------------------------------------------------------------
                                     2000                                   1999
                     ------------------------------------   ------------------------------------
                                               Per share                              Per share
                     Net (loss)     Shares       amount     Net income     Shares       amount
                     ----------   ----------   ----------   ----------   ----------   ----------
Basic EPS            $ (938,212)  16,953,835        (0.06)  $  105,202   16,947,680   $     0.01
                                               ==========                             ==========
Effect of Dilutive
Securities:
     Stock options           --           --                        --    1,524,909
     Warrants                --           --                        --      282,739
                     ----------   ----------                ----------   ----------
Diluted EPS          $ (938,212)  16,953,835        (0.06)  $  105,202   18,755,328   $     0.01
                     ==========   ==========   ==========   ==========   ==========   ==========

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION

                                                            For the three months
                                                               ended March 31,
                                                           ---------------------
                                                             2000         1999
                                                           --------     --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest              $ 84,517     $ 38,536
     Cash paid during the period for taxes                       --       43,000

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     The 1999 Form 10-KSB and the Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

OPERATING REVENUE

     Operating revenue decreased by $509,615 or 5.7% for the three months ended March 31, 2000 compared to the same period ended March 31, 1999. Even though the Company experienced increased market share in its primary operations, overall revenue declined due to a significant reduction in the volume of refianance activity. Refinance transactions remained relatively strong through the three months ended March 31, 1999 but decreased in the second half of 1999 and into 2000 due to increases in mortgage interest rates.

The following table presents information regarding the Company's operating revenue:

                                        For the three months ended March 31,
                                  ----------------------------------------------
                                     2000    % of total      1999     % of total
                                  ----------    -----     ----------    -----
     Title insurance premiums     $5,438,253     64.4%    $5,539,369     61.9%
     Escrow and related fees       2,362,320     28.0      2,799,740     31.3
     Account servicing               124,583      1.5        115,790      1.3
     Interest and other  income      518,170      6.1        498,042      5.5
                                  ----------    -----     ----------    -----
           Total revenue          $8,443,326    100.0%    $8,952,941    100.0%
                                  ==========    =====     ==========    =====

     The Company's primary business is providing title and escrow services in three counties in Arizona and five counties in California. Approximately 49% of total revenue for the quarter ended March 31, 2000 is attributable to Maricopa County, Arizona where the Company currently operates 23 locations. The March 2000 SYKES REPORT shows Capital Title as the 3rd largest of the 26 title companies in Maricopa County. Approximately 11% of total revenue for the quarter is attributable to Yavapai County, Arizona where the Company has seven locations and ranks first in overall market share. The Company's California operations accounted for approximately 32% of total revenue for the quarter ended March 31, 2000. The Company experienced market share increases in March 2000 compared to March 1999 in both San Diego County and Alameda County, which accounts for the majority of the Company's California operations.

OPERATING EXPENSES

     The following table presents the components of the Company's expenses and the percentage they bear to the total revenue for the respective periods:

                                    For the three months ended March 31,
                           ----------------------------------------------------
                              2000      % of revenue      1999     % of revenue
                              ----      ------------      ----     ------------
Personnel costs            $5,156,933       61.1%     $5,006,310       55.9%
Escrow commissions            546,497        6.5         710,854        7.9
Title remittance fees         529,002        6.3         539,395        6.0
Rent                          611,835        7.2         446,752        5.0
Other operating expenses    2,452,754       29.0       2,035,892       22.8
Interest expense               84,517        1.0          38,536        0.4
                           ----------      -----      ----------      -----
                           $9,381,538      111.1%     $8,777,739       98.0%
                           ==========      =====      ==========      =====

     Overall operating expenses have increased by $603,799 for the three months ended March 31, 2000 compared to the same period in 1999 as a result of expansion of the Company's operations. Operating expenses also increased as a percentage of revenue to 111.1% in the three months ended March 31, 2000 from 98.0% in the comparable period in 1999 due to the Company continuing to build its operating base in California. The costs required to expand its infrastructure and branch offices in California have increased the Company's operating costs as a percent of revenue, compared to its more mature operations in Arizona. In addition, operating costs as a percent of revenue have increased due to the relatively fixed nature of many operating expenses given the decline in revenue resulting from significantly less refinance transactions.

     Personnel costs, including commissions, are the most significant component of the Company's operating expenses. Personnel costs including commissions increased as a percentage of revenue to 67.6% in the three months ended March 31, 2000 from 63.8% in the comparable period in 1999. This increase is primarily due to the Company's California operations, where personnel have been hired to expand operations but have not yet begun to generate revenue at levels experienced in the Company's Arizona operations. The number of employees has decreased to 463 as of March 31, 2000 compared to 520 as of March 31, 1999, as staffing levels were reduced to bring costs in line with a lower volume of revenue.

     Title remittance fees relate to the amounts paid pursuant to title insurance underwriting agreements the Company has with six national title companies. Title remittance fees as a percentage of revenue have remained relatively unchanged when comparing 2000 results with comparable periods in 1999.

     Rent expense increased as a percentage of revenue in the three months ended March 31, 2000 to 7.2% from 5.0% for the comparable period in 1999. This increase was the result of the fixed nature of these costs in relation to the decrease in revenue along with additional office space being leased.

     The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant maintenance and access, postage, and professional fees. Other operating expenses increased as a percentage of total revenue to 29.0% in the three months ended March 31, 2000 from 22.8% in the comparable period in 1999 as a result of expenses related to the expanding operations discussed above and due to the fixed nature of many of these costs in relation to the decrease in revenue.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2000 the Company had current assets totaling $1,974,178 compared to current liabilities which totaled $2,611,410. Management believes that cash on hand, future cash receipts and borrowings available under its credit facility will be sufficient to pay all obligations as they become due.

     The Company has a $2,000,000 revolving line of credit, which bears interest on any outstanding balance at the prime rate. At March 31, 2000, $800,000 had been drawn against this credit facility, in addition to $150,000 which is committed for a standby letter of credit pursuant to an office lease. This credit facility matures in February 2001.

SAFE HARBOR STATEMENT

     Certain statements contained in this discussion and analysis with respect to factors which may affect future earnings, including management's beliefs and assumptions based on information currently available, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements that are not historical facts involve risks and uncertainties, and results could vary materially from the descriptions contained herein. For more details on risk factors, see the Company's annual reports on Form 10-KSB and other filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          (27) Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CAPITAL TITLE GROUP, INC.


By: /s/ Donald R. Head                                        Date: May 11, 2000
    -------------------------------------------
    Donald R. Head
    Chairman of the Board, President and
    Chief Executive Officer

By: /s/ Mark C. Walker                                        Date: May 11, 2000
    -------------------------------------------
    Mark C. Walker
    Chief Financial Officer