Form 10QSB
period 2000-06-30
CAPITAL TITLE GROUP INC
filed 2000-08-10
CIK 1017158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                          Commission File No. 0-21417


                            CAPITAL TITLE GROUP, INC.
                ------------------------------------------------
                (Name of registrant as specified in its charter)


               Delaware                                          87-0399785
   -------------------------------                           -------------------
   (State or other jurisdiction of                             (IRS Employer
    incorporation or organization)                           Identification No.)


 2901 East Camelback Road, Phoenix, AZ                             85016
----------------------------------------                         ----------
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

Common Stock, $.001 par value 17,392,349 shares as of August 3, 2000.

                                   FORM 10-QSB

                       For the Quarter ended June 30, 2000

                                TABLE OF CONTENTS

Part I: FINANCIAL INFORMATION                                        Page Number
                                                                     -----------
         Item 1. Condensed Consolidated Financial Statements

                 A. Consolidated Balance Sheets as of June 30,
                    2000 (unaudited) and December 31, 1999                 3

                 B. Consolidated Statements of Operations
                    for the three month and six month periods
                    ended June 30, 2000 and 1999 (unaudited)               4

                 C. Consolidated Statements of Cash Flows
                    for the six month periods ended
                    June 30, 2000 and 1999 (unaudited)                     5

                 D. Notes to Consolidated Financial Statements           6-7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          8-10

Part II: OTHER INFORMATION

         Items 1 - 3, and 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

         Item 4. Submission of Matters to a Vote of Security Holders      11

         Item 6. Exhibits and Reports on Form 8-K                         11

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                     June 30,      December 31,
                                                       2000            1999
                                                   ------------    ------------
ASSETS                                             (unaudited)
Current Assets:
  Cash                                             $  1,088,783    $  1,884,059
  Accounts receivable, net                              223,146         110,796
  Notes and other receivables                           325,763         291,262
  Other current assets                                  318,405         410,711
                                                   ------------    ------------
      Total Current Assets                            1,956,097       2,696,828

Property and equipment, net                          11,249,130      11,259,054

Other Assets:
  Notes receivable                                       48,339          72,608
  Investment in title plant                             521,278         521,278
  Deposits and other assets                             281,157         403,224
  Goodwill                                              239,820         246,399
                                                   ------------    ------------
      Total Assets                                 $ 14,295,821    $ 15,199,391
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                $    934,597    $    717,507
  Accounts payable                                      269,621         362,786
  Accrued expenses                                    1,359,995       1,018,974
                                                   ------------    ------------
      Total Current Liabilities                       2,564,213       2,099,267

Long-Term Debt                                        4,046,093       4,173,032
  Other Liabilities                                     176,185         383,236

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 16,967,901 and 17,011,841 shares
   issued and outstanding in 2000 and 1999,
   respectively                                          16,968          16,948
  Paid-in capital                                    10,687,157      10,667,177
  Accumulated deficit                                (3,194,795)     (2,140,269)
                                                   ------------    ------------
      Total Stockholders' Equity                      7,509,330       8,543,856
                                                   ------------    ------------
      Total Liabilities and Stockholders' Equity   $ 14,295,821    $ 15,199,391
                                                   ============    ============

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Three months ended June 30,      Six months ended June 30,
                                       ----------------------------    ----------------------------
                                           2000            1999            2000            1999
                                       ------------    ------------    ------------    ------------
REVENUE:
  Title insurance premiums             $  6,726,159    $  6,264,297    $ 12,164,412    $ 11,951,410
  Escrow and related fees                 3,071,230       3,002,447       5,433,550       5,715,566
  Interest and other income                 732,315         588,468       1,375,068       1,141,177
                                       ------------    ------------    ------------    ------------
                                         10,529,704       9,855,212      18,973,030      18,808,153
                                       ------------    ------------    ------------    ------------
EXPENSES:
  Personnel costs                         5,607,100       5,509,308      10,939,573      10,710,358
  Escrow commissions                        927,830         760,702       1,474,327       1,471,556
  Title remittance fees                     672,951         581,349       1,201,953       1,120,744
  Rent                                      713,089         499,970       1,324,924         946,722
  Other operating expenses                2,641,974       2,276,235       4,919,188       4,117,387
  Interest expense                           83,074          45,354         167,591          83,890
                                       ------------    ------------    ------------    ------------
                                         10,646,018       9,672,918      20,027,556      18,450,657
                                       ------------    ------------    ------------    ------------

Income (loss) before income taxes          (116,314)        182,294      (1,054,526)        357,496

Income tax provision                             --          72,997              --         142,997
                                       ------------    ------------    ------------    ------------
Net income (loss)                      $   (116,314)   $    109,297    $ (1,054,526)   $    214,499
                                       ============    ============    ============    ============

Net income (loss) per common share:

  Basic                                $      (0.01)   $       0.01    $      (0.06)   $       0.01
                                       ============    ============    ============    ============
  Diluted                              $      (0.01)   $       0.01    $      (0.06)   $       0.01
                                       ============    ============    ============    ============

Weighted average shares outstanding:
  Basic                                  16,977,901      17,175,292      16,965,868      16,968,080
                                       ============    ============    ============    ============
  Diluted                                16,977,901      18,946,521      16,965,868      18,758,184
                                       ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                      For the six months ended
                                                              June 30,
                                                     --------------------------
                                                        2000           1999
                                                     -----------    -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
 Net income (loss)                                   $(1,054,526)   $   214,499
 Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
  Depreciation and amortization                          864,854        617,506
 Changes in assets and liabilities:
  Accounts receivable                                   (112,350)        26,264
  Other receivables                                      (57,501)       128,906
  Other current assets                                    92,306       (449,738)
  Marketable securities                                       --        426,631
  Deposits and other assets                              122,067         12,071
  Accounts payable                                       (93,165)      (389,304)
  Accrued expenses                                       133,970     (1,111,098)
                                                     -----------    -----------
Net Cash Flows - Operating Activities                   (104,345)      (524,263)
                                                     -----------    -----------

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
 Collection of notes receivable                           47,269        286,529
 Purchase of property and equipment                     (848,351)    (1,419,697)
                                                     -----------    -----------
Net Cash Flows - Investing Activities                   (801,082)    (1,133,168)
                                                     -----------    -----------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net              20,000         85,000
 Borrowings                                              250,000             --
 Repayment of debt                                      (159,849)      (182,726)
                                                     -----------    -----------
Net Cash Flows - Financing Activities                    110,151        (97,726)
                                                     -----------    -----------

NET DECREASE IN CASH                                    (795,276)    (1,755,157)

CASH AT THE BEGINNING OF THE PERIOD                    1,884,059      4,833,826
                                                     -----------    -----------

CASH AT THE END OF THE PERIOD                        $ 1,088,783    $ 3,078,669
                                                     ===========    ===========

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                       For the three month period ended June 30,
                                 --------------------------------------------------------------------------------
                                                   2000                                       1999
                                 --------------------------------------     -------------------------------------
                                                              Per share                                 Per share
                                  Net loss        Shares       amount       Net income       Shares      amount
                                  --------        ------       ------       ----------       ------      ------
Basic EPS                        $  (116,314)    16,977,901   $ (0.01)      $ 109,297     17,175,292     $  .01
                                                              =======                                    ======
Effect of Dilutive Securities:
  Stock options                           --             --                        --      1,488,490
  Warrants                                --             --                        --        282,739
                                 -----------    -----------                 ---------    -----------
Diluted EPS                      $  (116,314)    16,977,901   $ (0.01)      $ 109,297     18,946,521     $  .01
                                 ===========    ===========   =======       =========    ===========     ======


                                                        For the six month period ended June 30,
                                 -------------------------------------------------------------------------------
                                                   2000                                         1999
                                 ---------------------------------------    ------------------------------------
                                                              Per share                                Per share
                                  Net loss        Shares       amount       Net income       Shares     amount
                                  --------        ------       ------       ----------       ------     ------
Basic EPS                        $(1,054,526)    16,965,868   $ (0.06)      $ 214,999     16,968,080    $  .01
                                                              =======                                   ======
Effect of Dilutive Securities:
  Stock options                           --             --                        --      1,507,309
  Warrants                                --             --                        --        282,795
                                 -----------    -----------                 ---------    -----------
Diluted EPS                      $(1,054,526)    16,965,868   $ (0.06)      $ 214,999     18,758,184    $  .01
                                 ===========    ===========   =======       =========    ===========    ======

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
                                                           For the six months
                                                              ended June 30,
                                                        ------------------------
                                                          2000            1999
                                                        ---------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for interest           $ 167,591       $83,890
     Cash paid during the period for taxes                     --            --

NOTE 4 - EQUITY EXCHANGE

Pursuant to an agreement dated June 6, 2000 between the Company and 9keys.com, there will be an exchange of common stock whereby the companies will receive two and one-half percent of each companies issued and outstanding common stock. This transaction will result in the issuance of 424,448 shares of Capital Title Group, Inc. common stock. 9keys.com is a privately held financial and real estate organization providing a one-stop-realty-shopping concept to the southern California real estate market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     The 1999 Form 10-KSB and the Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

OPERATING REVENUE

     Operating revenue increased by $674,492 or 6.8% for the three months ended June 30, 2000 and revenue increased by $164,877 or 0.9% for the six months ended June 30, 2000 compared to the same periods ended June 30, 1999, respectively.

     The following table presents information regarding the Company's operating revenue:

                                        For the three months ended June 30,
                                ------------------------------------------------
                                   2000      % of total     1999      % of total
                                -----------  ----------  -----------  ----------

Title insurance premiums        $ 6,726,159      63.9%   $ 6,264,297      63.6%
Escrow and related fees           3,071,230      29.2      3,002,447      30.5
Interest and other income           732,315       6.9        588,468       5.9
                                -----------     -----    -----------     -----
         Total revenue          $10,529,704     100.0%   $ 9,855,212     100.0%
                                ===========     =====    ===========     =====

                                       For the six months ended June 30,
                                ------------------------------------------------
                                   2000      % of total     1999      % of total
                                -----------  ----------  -----------  ----------

Title insurance premiums        $12,164,412     64.1%    $11,951,410     63.6%
Escrow and related fees           5,433,550     28.6       5,715,566     30.4
Interest and other income         1,375,068      7.3       1,141,177      6.0
                                -----------    -----     -----------    -----
         Total revenue           18,973,030    100.0%    $18,808,153    100.0%
                                 ==========    =====     ===========    =====

     The Company is licensed to provide title and escrow services in three counties in Arizona and 10 counties in California. Approximately 51% of total revenue for the quarter ended June 30, 2000 is attributable to Maricopa County where the Company currently operates 22 locations. The June 2000 SYKES REPORT shows Capital Title as the 3rd largest of the 26 title companies in Maricopa County with approximately 9.6% market share. Approximately 10% of total revenue for the quarter is attributable to Yavapai County where the Company has seven locations and ranks first in overall market share. The California operations accounted for approximately 31% of total revenue for the quarter ended June 30, 2000.

OPERATING EXPENSES

     The following table presents the components of the Company's expenses and the percentage they bear to the total revenue for the respective periods:

                                     For the three months ended June 30,
                                ------------------------------------------------
                                   2000      % of total     1999      % of total
                                -----------  ----------  -----------  ----------

Personnel costs                 $ 5,607,100     53.2%     $5,509,308     55.9%
Escrow commissions                  927,830      8.8         760,702      7.7
Title remittance fees               672,951      6.4         581,349      5.9
Rent                                713,089      6.8         499,970      5.1
Other operating expenses          2,641,974     25.1       2,276,235     23.1
Interest expense                     83,074      0.8          45,354      0.5
                                -----------    -----      ----------    -----
                                $10,646,018    101.1%     $9,672,918     98.2%
                                ===========    =====      ==========     ====

                                       For the six months ended June 30,
                                ------------------------------------------------
                                   2000      % of total     1999      % of total
                                -----------  ----------  -----------  ----------

Personnel costs                 $10,939,573     57.7%     $10,710,358     56.9%
Escrow commissions                1,474,327      7.8        1,471,556      7.8
Title remittance fees             1,201,953      6.3        1,120,744      6.0
Rent                              1,324,924      7.0          946,722      5.0
Other operating expenses          4,919,188     25.9        4,117,387     21.9
Interest expense                    167,591      0.9           83,890      0.5
                                -----------    -----      -----------    -----
                                $20,027,556    105.6%     $18,450,657     98.1%
                                ===========    =====      ===========     ====

     Overall operating expenses have increased by $973,100 and $1,576,899 for the three and six-month periods ended June 30, 2000, respectively, compared to the same periods ended June 30, 1999. Operating expenses increased as a percentage of revenue to 101.1% in the three months ended June 30, 2000 from 98.2% in the comparable period in 1999. Operating expenses increased as a percentage of revenue to 105.6% in the first six months of 2000 from 98.1% in the same period of 1999. These increases in operating costs as a percent of revenue were primarily the result of costs associated with the Company's continued expansion of its California operations. The costs required to expand the Company's presence in California have increased operating costs as a percent of revenue, compared to the Company's more mature and profitable operation in Arizona where pretax profits were approximately 15.5% for the quarter ended June 30, 2000. During the quarter, the Company opened three new offices with approximately 30 employees in southern California as part of its expansion efforts.

     Personnel costs, including commissions, are the most significant component of the Company's operating expenses. Personnel costs including commissions decreased as a percentage of revenue to 62.0% in the three months ended June 30, 2000 from 63.6% in the comparable period in 1999. Personnel costs including commissions increased as a percentage of revenue to 65.5% in the first six months of 2000 from 64.7% in the same period of 1999. The decrease in personnel costs as a percent of revenue in the quarter ended June 30, 2000 is evidence of the Company's efforts to increase productivity and bring its costs in line with revenue generated.

     Title remittance fees relate to the amounts paid pursuant to title insurance underwriting agreements the Company has with six national title companies. Title remittance fees increased as a percent of revenue to 6.4% from 5.9% for the three months ended June 30, 2000 and to 6.3% from 6.0% for the six months ended June 30, 2000, as compared to the same periods in 1999. This increase was the result of an increase in the mix of title revenue as a percentage of total revenue.

     Rent expense increased as a percent of revenue to 6.8% from 5.1% for the three months ended June 30, 2000 and to 7.0% from 5.0% for the six months ended June 30, 2000 as compared to the same periods in 1999. This increase was the result of additional office space being leased and increased rent costs.

     The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant maintenance and access, postage, and professional fees. Other operating expenses increased as a percentage of total revenue to 25.1% in the three months ended June 30, 2000 from 23.1% in the comparable period in 1999. Other operating expenses increased as a percentage of revenue to 25.9% in the first six months of 2000 from 21.9% in the same period of 1999. These increases were primarily the result of costs associated with the expanding operations discussed above and an overall increase in operating costs.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company had current assets totaling $1,956,097 compared to current liabilities which totaled $2,564,213. Management believes that cash on hand, future cash receipts and borrowings available under its credit facility will be sufficient to pay all obligations as they become due.

     The Company has a $2,000,000 revolving line of credit, which bears interest on any outstanding balance at the prime rate. At June 30, 2000, $750,000 had been drawn against this credit facility, in addition to $150,000, which is committed for a standby letter of credit required pursuant to an office lease. This credit facility matures in February 2001. The Company received a waiver from the bank, with respect to a financial covenant related to this line of credit, for the quarter ended June 30, 2000. In addition, the bank has agreed to modify certain financial covenants for future periods.

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

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on May 16, 2000. The matters voted on at the Annual Meeting were as follows:

     (a)  Election of a slate of directors to serve a three year term.

     (b) Ratification of Ernst & Young LLP to serve as independent auditors for the Company.

          All  matters  voted  on  at  the  Annual   Meeting  were  approved  by
          stockholders as follows:

                                                             Votes      Votes
                                               Votes For    Against   Abstained
                                               ---------    -------   ---------
           Board of Director nominees:
             Robert B. Liverant                11,720,878        0     266,417
             Stephen A McConnell               11,920,878        0      66,417

           Ratification of Ernst & Young LLP   11,978,225    9,000           0

     The Company's Board of Directors currently consists of seven members and is divided into three classes, each with three year terms. The following are board members with terms not expiring on the May 16, 2000 annual meeting: Richard A. Alexander, David C. Dewar, Donald R. Head, Theo F. Lamb and Ben T. Morris.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (27) Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CAPITAL TITLE GROUP, INC.
                                  (Registrant)



By: /s/ Donald R. Head                                      Date: August 8, 2000
    ------------------------------------
    Donald R. Head
    Chairman of the Board, President
    and Chief Executive Officer



By: /s/ Mark C. Walker                                      Date: August 8, 2000
    ------------------------------------
    Mark C. Walker
    Chief Financial Officer