Form 10QSB
period 2000-09-30
CAPITAL TITLE GROUP INC
filed 2000-11-14
CIK 1017158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED SEPTEMBER 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-21417

                            CAPITAL TITLE GROUP, INC.
                ------------------------------------------------
                (Name of registrant as specified in its charter)


               Delaware                                          87-0399785
   -------------------------------                              -------------
   (State or other jurisdiction of                              (IRS Employer
    incorporation or organization)                           Identification No.)


 2901 East Camelback Road, Phoenix, AZ                              85016
----------------------------------------                          ----------
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

Common Stock, $.001 par value 17,392,849 shares as of November 10, 2000.

                                   FORM 10-QSB

                    For the Quarter ended September 30, 2000

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                        Page Number
                                                                     -----------

     Item 1. Condensed Consolidated Financial Statements

             A. Consolidated  Balance Sheets as of September 30, 2000
                (unaudited) and December 31, 1999                         3

             B. Consolidated Statements of Operations
                for the three month and nine month periods
                ended September 30, 2000 and 1999 (unaudited)             4

             C. Consolidated Statements of Cash Flows
                for the nine month periods ended
                September 30, 2000 and 1999 (unaudited)                   5

             D. Notes to Consolidated Financial Statements              6 - 7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations              8 - 10

PART II: OTHER INFORMATION

     Items 1 - 5 of Part II have been omitted because they are not applicable with respect to the current reporting period.

     Item 6. Exhibits and Reports on Form 8-K                            11

                         PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                    September 30,  December 31,
                                                        2000           1999
                                                    ------------   ------------
ASSETS                                               (unaudited)
Current Assets:
  Cash                                              $    767,555   $  1,884,059
  Accounts receivable, net                               331,330        110,796
  Notes and other receivables                            300,319        291,262
  Other current assets                                   235,108        410,711
                                                    ------------   ------------
       Total Current Assets                            1,634,312      2,696,828

Property and equipment, net                           11,024,492     11,259,054

Other Assets:
  Notes receivable                                        47,456         72,608
  Investment in title plant                              521,278        521,278
  Deposits and other assets                              695,978        403,224
  Goodwill                                               236,531        246,399
                                                    ------------   ------------
       Total Assets                                 $ 14,160,047   $ 15,199,391
                                                    ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                 $    826,379   $    717,507
  Accounts payable                                       303,040        362,786
  Accrued expenses                                     1,602,377      1,018,974
                                                    ------------   ------------
       Total Current Liabilities                       2,731,796      2,099,267

Long-Term Debt                                         4,066,030      4,173,032
Other Liabilities                                        176,431        383,236

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 17,392,349 and 16,947,901 shares
    issued and outstanding in 2000 and 1999,
    respectively                                          17,393         16,948
  Paid-in capital                                     11,109,680     10,667,177
  Accumulated deficit                                 (3,941,283)    (2,140,269)
                                                    ------------   ------------
       Total Stockholders' Equity                      7,185,790      8,543,856
                                                    ------------   ------------
       Total Liabilities and Stockholders' Equity   $ 14,160,047   $ 15,199,391
                                                    ============   ============

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three months ended September 30,    Nine months ended September 30,
                                       --------------------------------    -------------------------------
                                            2000             1999               2000             1999
                                        ------------     ------------       ------------     ------------
REVENUE:
  Title insurance premiums              $  6,314,193     $  5,708,713       $ 18,478,605     $ 17,660,123
  Escrow and related fees                  2,839,027        2,913,685          8,272,577        8,876,367
  Interest and other income                  670,504          450,445          2,045,572        1,344,506
                                        ------------     ------------       ------------     ------------
                                           9,823,724        9,072,843         28,796,754       27,880,996
                                        ------------     ------------       ------------     ------------
EXPENSES:
  Personnel costs                          5,549,529        5,152,247         16,489,102       15,479,792
  Escrow commissions                         794,775          786,811          2,269,102        2,258,367
  Title remittance fees                      641,728          559,170          1,843,681        1,679,914
  Rent                                       740,353          587,620          2,065,277        1,534,342
  Other operating expenses                 2,758,849        2,584,237          7,678,037        7,084,437
  Interest expense                            84,978          105,209            252,569          189,099
                                        ------------     ------------       ------------     ------------
                                          10,570,212        9,775,294         30,597,768       28,225,951
                                        ------------     ------------       ------------     ------------

Income (loss) before income taxes           (746,488)        (702,451)        (1,801,014)        (344,955)

Provision (benefit) for income tax                --         (142,997)                --               --
                                        ------------     ------------       ------------     ------------

Net income (loss)                       $   (746,488)    $   (559,454)      $ (1,801,014)    $   (344,955)
                                        ============     ============       ============     ============
Net income (loss) per common share:
  Basic                                 $      (0.04)    $      (0.03)      $      (0.11)    $      (0.02)
                                        ============     ============       ============     ============
  Diluted                               $      (0.04)    $      (0.03)      $      (0.11)    $      (0.02)
                                        ============     ============       ============     ============
Weighted average shares outstanding:
  Basic                                   17,304,887       17,032,137         17,079,699       16,989,667
                                        ============     ============       ============     ============
  Diluted                                 17,304,887       17,032,137         17,079,699       16,989,667
                                        ============     ============       ============     ============

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                     For the nine months ended
                                                           September 30,
                                                    ---------------------------
                                                       2000             1999
                                                    -----------     -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES:
 Net income (loss)                                  $(1,801,014)    $  (344,955)
 Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
  Depreciation and amortization                       1,304,330       1,022,609
 Changes in assets and liabilities:
  Accounts receivable                                  (220,534)        168,893
  Notes and other receivables                           (34,157)        119,286
  Other current assets                                  175,603        (429,258)
  Deposits and other assets                             131,694         (65,645)
  Marketable securities                                      --         426,631
  Accounts payable                                      (59,746)       (340,721)
  Accrued expenses and other liabilities                376,598      (1,474,726)
                                                    -----------     -----------
Net Cash Flows - Operating Activities                  (127,226)       (917,886)
                                                    -----------     -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES:
 Purchase of property and equipment                  (1,059,900)     (2,602,760)
 Cash received from sale of fixed assets                     --       1,156,982
 Disbursements from loans receivable                         --        (170,035)
 Collection of notes receivable                          50,252         286,562
 Other investing activities                                  --          94,545
                                                    -----------     -----------
Net Cash Flows - Investing Activities                (1,009,648)     (1,234,706)
                                                    -----------     -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES:
 Proceeds from issuance of common stock, net             18,500         130,112
 Borrowings                                             200,000              --
 Repayment of debt                                     (198,130)       (462,912)
                                                    -----------     -----------
Net Cash Flows - Financing Activities                    20,370        (332,800)
                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH                      (1,116,504)     (2,485,392)

CASH AT THE BEGINNING OF THE PERIOD                   1,884,059       4,833,826
                                                    -----------     -----------

CASH AT THE END OF THE PERIOD                       $   767,555     $ 2,348,434
                                                    ===========     ===========

                 See Notes to Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                   For the three month period ended September 30,
                                  ----------------------------------------------------------------------------
                                                     2000                                  1999
                                  --------------------------------------  ------------------------------------
                                                               Per share                             Per share
                                    Net Loss        Shares      amount     Net Loss       Shares      amount
                                  -----------     ----------    ------    ---------     ----------    ------
Basic EPS                         $  (746,488)    17,304,887    $(0.04)   $(559,454)    17,032,137    $(0.03)
                                                                ======                                ======
Effect of Dilutive Securities:
  Stock options                            --             --                     --             --
  Warrants                                 --             --                     --             --
                                  -----------     ----------              ---------     ----------
Diluted EPS                       $  (746,488)    17,304,887    $(0.04)   $(559,454)    17,032,137    $(0.03)
                                  ===========     ==========    ======    =========     ==========    ======


                                                   For the nine month period ended September 30,
                                  ----------------------------------------------------------------------------
                                                     2000                                  1999
                                  --------------------------------------  ------------------------------------
                                                               Per share                             Per share
                                    Net Loss        Shares      amount     Net Loss       Shares      amount
                                  -----------     ----------    ------    ---------     ----------    ------
Basic EPS                         $(1,801,014)    17,079,699    $(0.11)   $(344,955)    16,989,667    $(0.02)
                                                                ======                                ======
Effect of Dilutive Securities:
  Stock options                            --             --                     --             --
  Warrants                                 --             --                     --             --
                                  -----------     ----------              ---------     ----------
Diluted EPS                       $(1,801,014)    17,079,699    $(0.11)   $(344,955)    16,989,667    $(0.02)
                                  ===========     ==========    ======    =========     ==========    ======

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

NOTE 3 - SUPPLEMENTAL CASH FLOW INFORMATION
                                                            For the nine months
                                                            ended September 30,
                                                          ----------------------
                                                            2000         1999
                                                          --------    ----------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
   Building and equipment purchased through debt          $     --    $3,130,000
   Debt paid from sale of building                              --     1,515,467
   Stock issued for 9keys.com                              424,448            --
   Sale of New Century Insurance Company                        --        25,156
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest               $252,569    $  189,099

NOTE 4 - EQUITY EXCHANGE

     Pursuant to an agreement dated June 6, 2000 between the Company and 9keys.com, there was an exchange of common stock on July 19, 2000 whereby the companies received two and one-half percent of each company's issued and outstanding common stock. This transaction resulted in the issuance of 424,448 shares of Capital Title Group, Inc. common stock. The Company's investment in 9keys.com was recorded at $424,448 and is included in the Balance Sheet classification of Deposits and Other Assets. 9keys.com is a privately held financial and real estate organization providing a one-stop-realty shopping concept to the southern California real estate market.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

     The 1999 Form 10-KSB and the Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

OPERATING REVENUE

     Revenue increased by $750,881 or 8.3% for the three months ended September 30, 2000 and revenue increased by $915,758 or 3.3% for the nine months ended September 30, 2000 compared to the same periods ended September 30, 1999, respectively.

     The following table presents information regarding the Company's operating revenue:

                                    For the three months ended September 30,
                                  ---------------------------------------------
                                                 % of                     % of
                                     2000        total        1999        total
                                  -----------    -----     -----------    -----
Title insurance premiums          $ 6,314,193     64.3%    $ 5,708,713     62.9%
Escrow and related fees             2,839,027     28.9       2,913,685     32.1
Interest and other income             670,504      6.8         450,445      5.0
                                  -----------    -----     -----------    -----
         Total revenue            $ 9,823,724    100.0%    $ 9,072,843    100.0%
                                  ===========    =====     ===========    =====

                                     For the nine months ended September 30,
                                  ---------------------------------------------
                                                 % of                     % of
                                     2000        total        1999        total
                                  -----------    -----     -----------    -----
Title insurance premiums          $18,478,605     64.2%    $17,660,123     63.4%
Escrow and related fees             8,272,577     28.7       8,876,367     31.8
Interest and other income           2,045,572      7.1       1,344,506      4.8
                                  -----------    -----     -----------    -----
         Total revenue            $28,796,754    100.0%    $27,880,996    100.0%
                                  ===========    =====     ===========    =====

     The Company's primary business is providing title and escrow services in three counties in Arizona and four counties in California. Approximately 47% of total revenue for the quarter ended September 30, 2000 is attributable to Maricopa County where the Company currently operates 21 branches. The September 2000 SYKES Report places Capital Title as the third largest of the 24 title companies in Maricopa County with approximately 8.9% market share, on a year-to-date basis, compared to a market share of 7.5% for the same period of the prior year. Approximately 10% of total revenue for the quarter is attributable to Yavapai County where the Company has 7 locations and ranks first in overall market share. The California operations accounted for approximately 36% of total revenue for the quarter ended September 30, 2000.

OPERATING EXPENSES

     The following table presents the components of the Company's expenses and the percentage they bear to the total revenue for the respective period:

                                     For the three months ended September 30,
                                ------------------------------------------------
                                                % of                       % of
                                    2000       revenue       1999        revenue
                                -----------    -------    -----------    -------
Personnel costs                 $ 5,549,529      56.5%    $ 5,152,247      56.8%
Escrow commissions                  794,775       8.1         786,811       8.7
Title remittance fees               641,728       6.5         559,170       6.1
Rent                                740,353       7.5         587,620       6.5
Other operating expenses          2,758,849      28.1       2,584,237      28.5
Interest expense                     84,978       0.9         105,209       1.1
                                -----------     -----     -----------     -----
                                $10,570,212     107.6%    $ 9,775,294     107.7%
                                ===========     =====     ===========     =====

                                     For the nine months ended September 30,
                                ------------------------------------------------
                                                % of                       % of
                                    2000       revenue       1999        revenue
                                -----------    -------    -----------    -------
Personnel costs                 $16,489,102      57.2%    $15,479,792      55.5%
Escrow commissions                2,269,102       7.9       2,258,367       8.1
Title remittance fees             1,843,681       6.4       1,679,914       6.0
Rent                              2,065,277       7.2       1,534,342       5.5
Other operating expenses          7,678,037      26.7       7,084,437      25.4
Interest expense                    252,569       0.9         189,099       0.7
                                -----------     -----     -----------     -----
                                $30,597,768     106.3%    $28,225,951     101.2%
                                ===========     =====     ===========     =====

     Overall operating expenses have increased by $794,918 and $2,371,817 for the three and nine-month periods ended September 30, 2000 respectively, compared to the same periods ended September 30, 1999. This increase resulted from the Company's commitment to internal expansion of its regional operations. In the three months ended September 30, 2000, operating expenses decreased as a percentage of revenue to 107.6% from 107.7% in the comparable period in 1999. Operating expenses increased as a percentage of revenue to 106.3% in the first nine months of 2000 from 101.2% in the same period of 1999. The increases in operating costs as a percent of revenue for the nine-month period was primarily the result of costs associated with the Company's California operations. This approach to internal growth utilizes the same formula that was employed in growing the Arizona market. Pretax profits, as a percentage of revenue, for the Company's more mature operations in Arizona were 8.5% for the quarter ended September 30, 2000.

     Personnel costs, including commissions, are the most significant component of the Company's operating expenses. Personnel costs, including commissions, decreased as a percentage of revenue to 64.6% in the three months ended September 30, 2000 from 65.5% in the comparable period in 1999. Personnel costs including commissions increased as a percentage of revenue to 65.1% in the first nine months of 2000 from 63.6% in the same period of 1999. The increase for the nine-month period was the result of higher personnel costs in California relative to revenue.

     Title remittance fees relate to the amounts paid pursuant to title insurance underwriting agreements the Company has with six national title companies. Title remittance fees increased slightly as a percent of revenue to approximately 6.5% from approximately 6.0% for the three and nine months ended September 30, 2000 as compared to the same periods in 1999. This increase is due primarily to title premiums comprising a larger component of total revenue in the periods ended September 30, 2000 than in the comparable periods of 1999.

     Rent expense increased as a percent of revenue to 7.5% from 6.5% for the three months ended September 30, 2000 and to 7.2% from 5.5% for the nine months ended September 30, 2000 as compared to the same periods in 1999. This increase was the result of additional office space being leased and increased rent costs.

     The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant maintenance and access, postage, and professional fees. Other operating expenses decreased as a percentage of total revenue to 28.1% in the three months ended September 30, 2000 from 28.5% in the comparable period in 1999. Other operating expenses increased as a percentage of revenue to 26.7% in the first nine months of 2000 from 25.4% in the same period of 1999. The increase for the nine-month period was the result of costs associated with opening new offices during the nine months ended September 30, 2000, coupled with the relatively fixed nature of many of these costs relative to the level of revenue in the California operations.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2000, the Company had current assets totaling $1,634,312 compared to current liabilities which totaled $2,731,796. Management believes that cash on hand, future cash receipts and its credit facility will be sufficient to pay all obligations as they become due.

     The Company has a $1,500,000 revolving line of credit, which bears interest on any outstanding balance at the prime rate. At September 30, 2000, $700,000 had been drawn against this credit facility, in addition to $150,000, which is committed for a standby letter of credit required pursuant to an office lease. This credit facility matures in May 2001. The Company received a waiver from the bank, with respect to certain financial covenants related to this line of credit, for the quarter ended September 30, 2000. In addition, the bank has agreed to modify certain financial covenants for future periods.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (27) Financial Data Schedule

     (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CAPITAL TITLE GROUP, INC.
                            -------------------------
                                  (Registrant)

By: /s/ Donald R. Head                                   Date: November 14, 2000
    -------------------------------------
    Donald R. Head
    Chairman of the Board,
    Chief Executive Officer


By: /s/ Mark C. Walker                                   Date: November 14, 2000
    -------------------------------------
    Mark C. Walker
    Chief Financial Officer