Form 10KSB40
period 2000-12-31
CAPITAL TITLE GROUP INC
filed 2001-03-28
CIK 1017158

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

    For the Year Ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                           Commission File No. 0-21417


                            CAPITAL TITLE GROUP, INC.
                 (Name of Small Business Issuer in its charter)


                Delaware                                  87-0399785
     (State or other jurisdiction of           (IRS Employer Identification No.)
      incorporation or organization)


2901 East Camelback Road, Phoenix, Arizona                 85016
 (Address of principal executive offices)                (Zip Code)


         Issuer's telephone number, including area code: (602) 954-0600


           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:
                          Common Stock, $.001 par value
                                (Title of class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $36,898,320.

On March 15, 2001, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $16,874,680. This figure was estimated based the on March 15, 2001 closing price of the Company's common stock. The number of shares of Common Stock outstanding on March 15, 2001 was 16,968,401.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on May 30, 2001 are incorporated by reference into Part III.
================================================================================

                                     PART I
ITEM 1. BUSINESS

COMPANY HISTORY AND OVERVIEW

     Capital Title Group, Inc. (the "Company") is a Delaware corporation which acts as the parent holding company of the following subsidiaries:

     Capital Title Agency, Inc. ("Capital Title") is an Arizona corporation which has operated under the authority of the State Banking Commission since November 1, 1981. Capital Title is an independent title agency that provides escrow services and, as an agent for six title insurance companies, issues title insurance policies to the real estate industry in Maricopa, Yavapai and Mohave Counties in Arizona. As of March 15, 2001, Capital Title operated 32 offices located throughout Maricopa, Yavapai and Mohave Counties in Arizona.

     New Century Title Company ("New Century"), a California corporation, is an independent title agency that provides escrow and title services to the real estate industry in selected California counties. New Century began operations in July 1998 with the purchase of a dormant escrow and title agency in San Diego, California. New Century currently has three offices in San Diego County, three offices in Orange County and one office in Riverside County. New Century also has operations in northern California, which it obtained by acquisition in November 1998. New Century currently has 13 offices in Sonoma, Contra Costa and Alameda Counties in California. In addition, New Century is licensed to conduct business in San Bernardino, Los Angeles, Santa Barbara and Ventura Counties.

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

COMPANY OPERATIONS

     The Company is an independent title agency providing escrow services and, as an agent for First American Title Insurance Company, Chicago Title Corporation, Stewart Information Services Corporation, United General Insurance Company, Old Republic Insurance Company and American Pioneer Title Insurance Company, issues title insurance policies to service the real estate industry. As a title insurance agent, the Company derives revenue from providing title search services and issuing title insurance policies on behalf of the underwriter.

     Capital Title's operations commenced in 1981 in Prescott, Arizona. The Company is licensed to conduct business in three counties in Arizona and 10 counties in California. During late 1996 the Company began its expansion in Maricopa County, Arizona and in 1998 expanded into Mohave County, Arizona along with entering the California market.

     The Company's operations have been impacted by the geographic locations in which it operates. Arizona and California rank among the top states in the nation in the rate of new job creation, population growth and gains in personal income. Additionally, these states have some of the largest single family housing markets in the nation with San Diego and Phoenix currently the 6th and 9th largest cities in the United States according to the 1990 U. S. Census Bureau report.

INDUSTRY OVERVIEW

     Title insurance has become accepted as the most efficient means of determining ownership of, and the priority of interests in, real estate in nearly all parts of the United States. Virtually all real property lenders require their borrowers to obtain title insurance policies at the time mortgage loans are made.

     The major expense of a title agency company is the search and examination function in preparing preliminary title reports, commitments and title policies. Companies have focused on advancing technology in order to reduce costs, improve accuracy and respond to the continuing pressures within the real estate industry for faster and more cost effective processing of transactions.

     The Company possesses advanced title report generation and processing technology that combines title information from multiple sources via electronic data exchange. This technology facilitates expansion of the Company's operations in existing markets, and management believes it provides a competitive edge compared to the technology of competing title companies.

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

     DIRECT VS. AGENCY SALES. Preliminary reports and commitments to issue policies are prepared by title underwriters (direct sales) or by independent agents on behalf of the underwriters (agency sales). The terms and conditions upon which the real property will be insured are determined in accordance with the standard policies and procedures of the title underwriter. In direct sales, the title underwriter issues the preliminary report and commitment and retains the entire title premium paid in connection with the transaction. In agency sales, the search and examination function is performed by the independent agent and the majority of the premium collected is retained by the agent, with the balance remitted to the title underwriter. The Company competes against both title underwriters and other independent agents.

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

     LOSSES AND RESERVES. The maximum amount of liability under a title insurance policy issued by a title insurance underwriter is usually the face amount of the policy plus the cost of defending the insurer's title against an adverse claim. The reserve for claim losses is based upon known claims as well as losses the insurer expects to incur based on historical experience and other factors, including industry averages, claims loss history, current legal environment, geographic considerations and type of policy written. Because the Company operates an independent agency, it provides title insurance on behalf of third party underwriters. As such, the Company's losses and reserves are less than those carried by a title insurance underwriter (see Company Operations-Claims and Underwriting).

     ECONOMIC FACTORS AFFECTING INDUSTRY. Title insurance revenue is related to the level of activity in the real estate market and the price of real estate sales. Real estate sales are directly affected by the availability of money to finance purchases. Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions.

     During 2000, there was a significant decrease in the refinance market from 1999 levels as a result of increased mortgage interest rates. During the first two months of 2001, the volume of refinance transactions increased significantly as a result of decreased mortgage interest rates.

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

     MARKET FOCUS. The Company's market focus is on real estate brokers, mortgage lenders and developers as this business has historically been more consistent and less prone to fluctuation than commercial, new home sales or refinancing segments of the market. To set itself apart as a service company, the Company continues to enhance industry specific information technology to better serve its clients.

     MANAGEMENT. The Company recognizes that its aggressive growth plan calls for executive management with extensive industry operational and expansion experience. The Company was co-founded by Donald R. Head, and he has served as Chairman of the Board and Chief Executive Officer since inception. Mr. Head has extensive experience as a developer and entrepreneur within the real estate industry and has 20 years of experience in the title insurance industry.

     Milt Ferrantelli, President and CEO of Capital Title Agency, joined Capital in 1997. Prior to joining the Company, Mr. Ferrantelli purchased United Title Insurance Agency in 1986 with two active partners and served as its President and Chief Executive Officer, prior to its acquisition by Norwest Financial in 1994. Mr. Ferrantelli has over 20 years of experience in the title and escrow industry in the Arizona marketplace.

     Mervyn L. Morris, President of New Century Title Company, joined New Century in September 1999. Mr. Morris has over 28 years of experience in the title and escrow industry. Prior to joining New Century, Mr. Morris was Executive Vice President, Southern Division Manager for Old Republic Title Company, covering 25 branch offices and approximately 600 employees.

     In addition, the Company employs managers to run the day-to-day operations in the counties the Company operates in and to support the above mentioned executives. These managers average over 20 years experience in the title and escrow industry.

     EQUITY PARTICIPATION BY ESCROW OFFICERS. Escrow officers are the major revenue producers for title insurance companies. It is their business relationships with real estate brokers, lenders and other industry participants that are primarily responsible for the direction of escrow and title business. The Company will seek to attract the most successful escrow officers through employment packages that include commissions based on revenue produced and stock options as added motivational incentives. The Company believes such programs will also promote Company loyalty, which will help to insulate the Company's escrow officers from competitive recruiting efforts.

COMPANY OPERATIONS

     The Company reported revenue of $36.9 million for the year ended December 31, 2000 compared to $34.0 million for the year ended December 31, 1999. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

     MARKETING. The Company believes that the primary source of its business is from referrals from participants in the real estate industry such as real estate brokers, mortgage lenders and developers. In addition to the referral market, the Company markets its services directly to larger brokerages and real property lenders. Marketing activities are performed by the escrow officers of the Company and marketing representatives whose sole function is the solicitation of business from major real estate brokers, developers, owners and lenders.

     ESCROW SERVICE. The Company's escrow departments are responsible for handling the consummation of real estate transactions.

     The escrow officers and assistants typically prepare escrow documents pursuant to the real estate contract. The escrow instructions provide guidance to all concerned parties as to the conditions required for the real estate transaction. The escrow officers then receipt in funds and disburse them pursuant to the escrow instructions.

     The escrow agents are held accountable by state governmental agencies for strict compliance with their fiduciary responsibilities outlined by the escrow instructions. The officers must possess a high degree of skill, professionalism and confidentiality in the handling, preparation, collecting and recordation of all escrow matters between the buyer, seller, real estate brokers and their agents, developers, lenders and investors.

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

     The accumulation of title data from public records which provides the history of each parcel of real estate in a particular county is referred to as a "title plant." The Company has entered into multi-year service agreements for title plant access in the counties it operates. In certain counties, the Company may be a partial owner in a title plant or own a title plant which contains data prior to the time period covered by a third party title plant provider. The Company believes it will be able to obtain title plants on terms and conditions that are acceptable to it as the Company expands in to other markets; however, there can be no assurance in this regard.

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

     Claims against title insurance policies normally arise out of human error. During the process of accumulation and analysis of the public record, certain inaccuracies and inconsistencies are encountered that sometimes result in a situation in which interpretation of these documents could lead to a claim. The Company's exposure is typically limited to $5,000 for any loss resulting from a title insurance claim. The Company assumes the entire risk of losses incurred in errors made during the escrow process; however, it has secured insurance coverage up to $1 million with a $10,000 deductible, to limit any significant losses.

CUSTOMERS

     The Company is not dependent upon any single customer or single group of customers. The loss of any one customer would not have a material adverse effect on the Company.

SEASONALITY

     The title insurance business is closely related to overall levels of real estate activity. Historically, real estate activity slows down in the winter months with volumes showing significant improvements in the spring and summer months. In addition, the title insurance business is cyclical due to the effect of interest rate fluctuations on the level of real estate activity. Periods of high interest rates adversely effect real estate activity and therefore title and escrow revenues.

COMPETITION

     The title insurance business is highly competitive. Companies with significant market share in Arizona and California include First American, Chicago Title, Old Republic, Stewart Title, Fidelity Title and Lawyers Title. The number and size of competing companies varies in different geographic areas. In those areas where the Company operates and intends to operate the Company will face competition from other independent agencies and major national insurance underwriters, many of which have financial and other resources greater than those of the Company. The Company believes that quality and timeliness of service are the key competitive factors in the industry because parties to a real estate transaction are usually concerned with time schedules and costs associated with delays in the closing of transactions. In those states where prices are not established by regulation, the price of title insurance is also an important competitive factor.

REGULATION

     The Company conducts its business under licenses granted by the State Banking and Insurance Departments of the State of Arizona and the Department of Insurance in California. The title insurance and escrow businesses generally are subject to extensive regulation under applicable state laws, including in California, a requirement to maintain a minimum net worth. These laws establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses, regulating trade practices, licensing agents, approving policy forms and approving rate schedules. Failure to comply with these regulations or an inability to secure or maintain any required licenses could materially adversely affect the Company's business. The Company believes that it is in compliance with applicable laws and regulations and that it will maintain and obtain all licenses required for the conduct of its business.

EMPLOYEES

     As of December 31, 2000, the Company had a total of 493 employees, of which 295 were located in Arizona and 198 in California. The Company believes that its relations with its employees are excellent.

ITEM 2. PROPERTIES

     The Company conducts its business operations primarily in leased office space. The Company currently leases offices at 46 locations with remaining lease periods ranging from one to sixty months. The Company's monthly rental payments at the foregoing locations are approximately $286,296. The Company owns a 24,000 square foot building in Phoenix, Arizona, which includes its corporate headquarters and its Maricopa County operations. In January 2001, the Company entered into a sale-lease back transaction in which it sold a 14,250 square foot building in Santa Rosa, California.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in certain legal actions, which arise in the normal course of its title business. The Company believes, based on the advise of legal counsel, that none of these claims are material, either individually or in the aggregate, and the final outcome will not have a material adverse affect on the Company's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been quoted on The Nasdaq SmallCap Market under the symbol "CTGI" since September 21, 1998 and on the OTC Electronic Bulletin Board from May 15, 1997 to September 20, 1998.

     The following table sets forth high and low bid prices of the Company's Common Stock for the periods indicated. Bid quotations represent interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                Date                                High/Bid       Low/Bid
                ----                                --------       -------
     1999  First Quarter                            $  3.94        $  3.00
           Second Quarter                              3.56           2.50
           Third Quarter                               2.88           2.13
           Fourth Quarter                              2.30           1.50

     2000  First Quarter                               2.00           1.31
           Second Quarter                              1.68           1.12
           Third Quarter                               1.50            .81
           Fourth Quarter                              1.06            .50

     2001  First Quarter (through March 15)            1.50            .94

     As of December 31, 2000, the Company had issued and outstanding 17,392,849 shares of common stock. In addition, 3,900,000 shares are reserved for issuance under the Company's 1996 Stock Option Plan and 600,000 shares are reserved for issuance under the Company's Non-Employee Directors Plan. At December 31, 2000, there were 834 holders of the Company's Common Stock.

     In March 1998, the Company issued 463,500 warrants in conjunction with a private placement. Each warrant entitles the holder to purchase one share of the Company's common stock at $2.50 until September 30, 2001. In April 1998, the Company issued 308,642 warrants to an investment banking firm that acted as placement agent in connection with another private placement. Each warrant entitles the holder to purchase one share of the Company's common stock at $1.62 until May 1, 2001.

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

OVERVIEW

     Capital Title Group, Inc. reported a net operating loss of $2,252,287 for the year ended December 31, 2000 compared to a loss of $1,969,027 for the year ended December 31, 1999. This loss resulted from a loss in its California operations due to a downturn in refinance business resulting from increased interest rates and costs associated with expansion. The California operations, which were heavily dependent on the refinance market, lost approximately $4,204,000 for the year ended December 31, 2000. Contributing to the loss were increased operating costs associated with the Company's commitment to its California operations as it invested in expanding its infrastructure and branch operations. During late 1999, the Company had a change in four senior management positions in California and is focusing on increasing its residential resale business, which has historically been more stable and profitable. The Company's profitable Arizona operations serve as a model for the Company's expansion plans in California.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's revenue and expenses along with the percentage they bear to total revenue:

                                                       For The Years Ended December 31,
                             -----------------------------------------------------------------------------------
                                 2000            %             1999            %            1998             %
                             -----------       -----       -----------       -----       -----------       -----
Title insurance fees, net    $22,628,088        61.3%      $20,808,128        61.3%      $13,174,990        60.6%
Escrow and related fees       11,446,792        31.0        11,087,910        32.6         7,030,248        32.3
Interest and other income      2,823,440         7.7         2,080,470         6.1         1,541,535         7.1
                             -----------       -----       -----------       -----       -----------       -----
                             $36,898,320       100.0%      $33,976,508       100.0%      $21,746,773       100.0%
                             ===========       =====       ===========       =====       ===========       =====

Personnel cost               $22,224,246        60.2%      $20,819,793        61.3%      $11,186,564        51.4%
Escrow commissions             3,243,248         8.8         2,781,947         8.2         2,249,468        10.3
Rent                           3,297,689         8.9         2,459,120         7.2         1,254,010         5.8
Other operating expenses      10,083,323        27.4         9,598,155        28.3         5,121,998        23.6
Interest expense                 334,756         0.9           286,520         0.8            99,257         0.5
                             -----------       -----       -----------       -----       -----------       -----
                             $39,183,262       106.2%      $35,945,535       105.8%      $19,911,297        91.6%
                             ===========       =====       ===========       =====       ===========       =====

FISCAL 2000 COMPARED TO FISCAL 1999

     The Company's revenues increased by $2,921,812 or 8.6% for the year ended December 31, 2000 as compared to the year ended December 31, 1999. The increase is primarily attributable to the Company's expansion and increased market share.

     The Company's revenue from title insurance and escrow fees is primarily from three sources: residential resale, lender/refinance and commercial. The largest revenue source is from residential resales. The current residential resale marketing projections for the counties in which the Company operates predict that the resale market should continue to be strong. The Company's marketing plan is to have the vast majority of the Company's title and escrow revenue be derived from the resale business. Historically, the resale business has been more consistent and less subject to fluctuations than commercial, new homes sales, or refinancing segments of the market. The commercial, new home sales and refinancing segments tend to be more influenced by interest rates and other economic conditions.

     Title insurance fees are net of title remittance fees paid pursuant to title insurance underwriting agreements the Company has with six national title companies. Title remittance fees were $2,518,608, $2,170,919 and $1,459,452 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Personnel costs, including commissions, are the most significant component of the Company's operating expenses. The number of people employed by the Company increased from 468 on December 31, 1999 to 493 on December 31, 2000. For the year ended December 31, 2000, personnel costs including commissions were 69.0% of total revenue compared to 69.5% of total revenue for the year ended December 31, 1999. This decrease was a result of higher productivity coupled with the increase in revenue.

     Rent expense increased as a percentage of revenue in the year ended December 31, 2000 to 8.9% from 7.2% in 1999. This increase was the result of adding new offices and scheduled increases in existing leases.

     The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant maintenance and access, postage and professional fees. Other operating expenses decreased as a percentage of total revenue to 27.4% in 2000 from 28.3% in 1999. This decrease was the result of cost containment efforts and the relatively fixed nature of many of these expenses in relation to the overall increase in revenues.

     No income tax provision was recorded for the years ended December 31, 2000 and 1999 as a result of the net loss reported in each year. As of December 31, 2000, the Company has a net operating loss carryforward of approximately $3,861,000.

FISCAL 1999 COMPARED TO FISCAL 1998

     The Company's revenues increased by $12,229,735 or 56.2% for the year ended December 31, 1999 as compared to the year ended December 31, 1998. Approximately $9,300,000 of this increase resulted from 1999 being the first full year of operations for companies acquired or opened in 1998. The remaining increase is attributable to the Company's expansion and increased market share, primarily in Arizona, and a favorable real estate market.

     Personnel costs, including commissions, are the most significant component of the Company's operating expenses. The number of people employed by the Company decreased from 477 on December 31, 1998 to 468 on December 31, 1999. For the year ended December 31, 1999, personnel costs including commissions were 69.5% of total revenue compared to 61.7% of total revenue for the year ended December 31, 1998. This increase was the result of lower productivity given the decline in refinance business and higher costs associated with the Company's California operations.

     Rent expense increased as a percentage of revenue in the year ended December 31, 1999 to 7.2% from 5.8% in 1998. This increase was a result of adding new offices and the fixed nature of these costs in relation to revenue.

     The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant maintenance and access, postage and professional fees. Other operating expenses increased as a percentage of total revenue to 28.3% in 1999 from 23.6% in 1998. This increase was the result of increased costs related to the Company's expansion and the relatively fixed nature of many of these expenses in relation to the decline in refinance business.

LIQUIDITY AND CAPITAL RESOURCES

     Capital Title Group requires capital to expand its geographical base, further implement its market penetration program, recruit and train new personnel and purchase additional property and equipment to implement its expansion program. During the year ended December 31, 2000, the Company financed its operating and business development activities through operating revenue, through the use of cash on hand, and through additional borrowings.

     The Company has a $1,500,000 revolving line of credit, which bears interest on any outstanding balance at the prime rate (9.5% at December 31, 2000). At December 31, 2000, $900,000 had been drawn against this credit facility compared to $500,000 outstanding at December 31, 1999. In addition, $150,000 is committed against the credit facility for a standby letter of credit pursuant to an office lease. This credit facility matures in May 2001, but the Company anticipates renewing this line of credit for an additional one-year term.

     In January 2001, the Company sold an office building in Santa Rosa, California which provided approximately $785,000 in cash and retired $963,600 in debt related to the building. Additionally, the remaining net cash received was used to pay down the Company's revolving line of credit.

     At December 31, 2000, the Company had current assets totaling $1,763,344 compared to current liabilities, which totaled $3,306,072. Cash flows provided by operating activities were $121,007 for the year ended December 31, 2000 compared to cash flows used in operating activities of $2,074,783 in 1999. The increase in 2000 was primarily the result of an increase in accrued group health insurance and underwriting fees. The cash used in operating activities during 1999 was primarily attributed to the final payments of approximately $1,111,000 for acquisition related costs carried over from 1998. The principal non-operating uses of cash for the year ended December 31, 2000 were $1,417,660 expended for the purchase of property and equipment along with $274,428 in debt service payments.

     Management believes that cash on hand, future cash receipts and borrowings available under its credit facility and the return to profitability in 2001 will be sufficient to meet the Company's expansion plans and to pay all obligations as they become due for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" (SAB No. 101) which was subsequently amended by SAB No. 101A and 101B in March and June 2000, respectively. These amendments delayed the implementation date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. With the implementation of SAB No. 101, the Company reports title insurance fees net of title remittance fees paid pursuant to agreements the Company has with underwriters. Title remittance fees for the years ended December 31, 2000 and 1999 were $2,518,608 and $2,170,919, respectively.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25." The Interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The Interpretation was effective July 1, 2000 but covers certain events having occurred after December 15, 1998. To the extent that events covered by this Interpretation occur during the period after December 15, 1998 but before the issuance of the Interpretation, the effects of applying this Interpretation would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company has adopted this Interpretation and the adoption did not have a material impact on our consolidated financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"), which established accounting and reporting standards for all derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This new standard, as amended by SFAS No. 137 and No. 138, will be effective for the year ending December 31, 2001. It is not expected to have a material impact on the Company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains certain forward-looking statements. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among others, these forward-looking statements are based on assumptions that (a) volume of real estate transactions in the Company's market areas will remain at sufficient levels to support the Company's business, (b) the Company will be able to successfully integrate acquired businesses and the results of operations therefrom will support the acquisition price, (c) the Company will be able to retain, and when needed, add key personnel, (d) the Company's forecasts will accurately anticipate market demand, (e) there will be no material adverse changes in the Company's existing operations and (f) the Company will be able to obtain sufficient equity or debt funding to increase its capital resources by the amount needed for new business acquisitions, if any. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the Company's plans or objectives will be achieved.

ITEM 7. FINANCIAL STATEMENTS

                         Report of Independent Auditors

Stockholders and Board of Directors
Capital Title Group, Inc.:

     We have audited the accompanying consolidated balance sheet of Capital Title Group, Inc. and Subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Phoenix, Arizona
March 12, 2001

                         Report of Independent Auditors

Stockholders and Board of Directors
Capital Title Group, Inc.:

     We have audited the accompanying consolidated balance sheet of Capital Title Group, Inc. and Subsidiaries (the Company) as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young, LLP

Phoenix, Arizona
March 3, 2000

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                      -------------------------------
                                                                          2000               1999
                                                                      ------------       ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                           $    775,586       $  1,884,059
  Accounts receivable, net                                                 360,331            110,796
  Notes and other receivables                                              359,129            291,262
  Other current assets                                                     268,298            410,711
                                                                      ------------       ------------
       Total Current Assets                                              1,763,344          2,696,828

Property and Equipment, net                                             11,011,305         11,259,054

Other Assets:
  Notes receivable                                                          47,929             72,608
  Investment in title plant                                                521,278            521,278
  Deposits and other assets                                                723,408            403,224
  Goodwill                                                                 233,242            246,399
                                                                      ------------       ------------
       Total Assets                                                   $ 14,300,506       $ 15,199,391
                                                                      ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                                   $  1,006,152       $    717,507
  Accounts payable                                                         594,844            362,786
  Accrued expenses                                                       1,705,076          1,018,974
                                                                      ------------       ------------
       Total Current Liabilities                                         3,306,072          2,099,267

Long-Term Debt, less current portion                                     4,009,959          4,173,032
Other Liabilities                                                          254,202            383,236

Commitments, Contingencies and Subsequent Events

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares authorized,
   17,392,849 and 16,947,901 shares issued and outstanding in
   2000 and 1999, respectively                                              17,393             16,948
  Additional paid-in capital                                            11,105,436         10,667,177
  Accumulated deficit                                                   (4,392,556)        (2,140,269)
                                                                      ------------       ------------
       Total Stockholders' Equity                                        6,730,273          8,543,856
                                                                      ------------       ------------
       Total Liabilities and Stockholders' Equity                     $ 14,300,506       $ 15,199,391
                                                                      ============       ============

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Years ended December 31,
                                              --------------------------------
                                                  2000                1999
                                              ------------        ------------
REVENUE:
  Title insurance fees, net                   $ 22,628,088        $ 20,808,128
  Escrow and related fees                       11,446,792          11,087,910
  Interest and other income                      2,823,440           2,080,470
                                              ------------        ------------
       Total Revenue                            36,898,320          33,976,508
                                              ------------        ------------
EXPENSES:
  Personnel costs                               22,224,246          20,819,793
  Escrow commissions                             3,243,248           2,781,947
  Rent                                           3,297,689           2,459,120
  Other operating expenses                      10,083,323           9,598,155
  Interest expense                                 334,756             286,520
                                              ------------        ------------
       Total Expenses                           39,183,262          35,945,535
                                              ------------        ------------

  Loss before income taxes                      (2,284,942)         (1,969,027)

  Income tax provision (benefit)                   (32,655)                 --
                                              ------------        ------------

  Net Loss                                    $ (2,252,287)       $ (1,969,027)
                                              ============        ============
Net loss per common share:
  Basic                                       $      (0.13)       $      (0.12)
                                              ============        ============
  Diluted                                     $      (0.13)       $      (0.12)
                                              ============        ============
Weighted average shares outstanding:
  Basic                                         17,158,414          16,868,292
                                              ============        ============
  Diluted                                       17,158,414          16,868,292
                                              ============        ============

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            Common Stock
                                      ------------------------      Additional
                                                         Par         Paid-in        Accumulated
                                         Shares         Value        Capital          Deficit          Total
                                      -----------     --------     ------------     -----------     ------------
Balance at December 31, 1998           16,926,791     $ 16,927     $ 10,944,294     $  (171,242)    $ 10,789,979

Shares issued in connection with
options exercised                         127,900          128          127,772              --          127,900

Escrowed shares to Northwestern's
stockholders returned to Company         (146,790)        (147)        (453,998)             --         (454,145)

Shares issued to retire debt               15,000           15           29,985              --           30,000

Shares issued for building                 25,000           25           19,124              --           19,149

Net loss                                       --           --               --      (1,969,027)      (1,969,027)
                                      -----------     --------     ------------     -----------     ------------

Balance at December 31, 1999           16,947,901       16,948       10,667,177      (2,140,269)       8,543,856

Shares issued in connection with
options exercised                          20,500           21           18,480              --           18,501

Shares issued in connection with
a cost basis investment, net              424,448          424          419,779              --          420,203

Net loss                                       --           --               --      (2,252,287)      (2,252,287)
                                      -----------     --------     ------------     -----------     ------------

Balance at December 31, 2000           17,392,849     $ 17,393     $ 11,105,436     $(4,392,556)    $  6,730,273
                                      ===========     ========     ============     ===========     ============

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Years Ended December 31,
                                                                   -------------------------------
                                                                       2000                1999
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $(2,252,287)        $(1,969,027)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                    1,678,566           1,389,924

  Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                               (249,535)            181,489
    Notes and other receivables                                        (62,014)             36,253
    Other current assets                                               142,413             163,842
    Deposits and other assets                                           74,738               1,258
    Accounts payable                                                   232,058            (253,345)
    Accrued expenses                                                   686,102          (1,637,598)
    Other liabilities                                                 (129,034)             12,421
                                                                   -----------         -----------
Net Cash Flows provided by (used in) Operating Activities              121,007          (2,074,783)
                                                                   -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net additions to property and equipment                           (1,417,660)         (5,014,567)
  Cash received from sale of property and equipment                         --           1,156,982
  Purchase/sale of subsidiaries, net cash                                   --            (107,035)
  Collection of loans receivable                                        48,352             290,542
                                                                   -----------         -----------
Net Cash Flows used in Investing Activities                         (1,369,308)         (3,674,078)
                                                                   -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                           400,000           4,630,000
  Debt service payments                                               (274,428)         (1,958,806)
  Proceeds from the issuance of stock, net                              14,256             127,900
                                                                   -----------         -----------
Net Cash Flows provided by Financing Activities                        139,828           2,799,094
                                                                   -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (1,108,473)         (2,949,767)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR               1,884,059           4,833,826
                                                                   -----------         -----------

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR                   $   775,586         $ 1,884,059
                                                                   ===========         ===========

                  The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS:

Capital Title Group, Inc. (the "Company") is a Delaware corporation, which acts as the parent holding company of the following subsidiaries:

Capital Title Agency, Inc. ("Capital Title") is an Arizona corporation, which has operated under the authority of the Arizona State Banking Commission since November 1, 1981. Capital Title is an independent title agency providing escrow services and, as an agent for six title insurance companies, issues title insurance policies to the real estate industry in Maricopa, Yavapai and Mohave Counties in Arizona. As of March 1, 2001 Capital Title operated 32 offices located throughout Maricopa, Yavapai and Mohave Counties in Arizona.

New Century Title Company ("New Century"), a California corporation, is an independent title agency that provides escrow and title services to the real estate industry in selected California counties. New Century began operations in July 1998 with the purchase of a dormant escrow and title agency in San Diego, California. New Century also has operations in northern California, which it obtained by acquisition in November 1998. New Century currently has 19 offices in San Diego, Santa Bernardino, Orange, Riverside, Sonoma, Contra Costa and Alameda Counties in California.

BASIS OF PRESENTATION AND USE OF ESTIMATES:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material inter-company accounts and transactions have been eliminated in consolidation.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS:

Cash and cash equivalents include all highly liquid investments purchased with an initial maturity of three months or less.

ACCOUNTS RECEIVABLE:

The Company uses the allowance method to account for non-collectible accounts receivable. The allowance is established based on a review of the individual accounts and the Company's prior collection history.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


REVENUE RECOGNITION:

Title insurance and escrow fees are recognized as revenue at the time of closing the related real estate transaction. Revenue from account servicing and other fees is recognized when the service is performed.

NEW ACCOUNTING PRONOUNCEMENTS:

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 - "REVENUE RECOGNITION IN FINANCIAL STATEMENTS" (SAB No. 101) which was subsequently amended by SAB No. 101A and 101B in March and June 2000, respectively. These amendments delayed the implementation date of SAB No. 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. With the implementation of SAB No. 101, the Company reports title insurance fees net of title remittance fees paid pursuant to agreements the Company has with underwriters. Title remittance fees for the years ended December 31, 2000 and 1999 were $2,518,608 and $2,170,919, respectively.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25." The Interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The Interpretation was effective July 1, 2000 but covers certain events having occurred after December 15, 1998. To the extent that events covered by this Interpretation occur during the period after December 15, 1998 but before the issuance of the Interpretation, the effects of applying this Interpretation would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company has adopted this Interpretation and the adoption did not have a material impact on our consolidated financial statements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" ("SFAS No. 133"), which established accounting and reporting standards for all derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This new standard, as amended by SFAS No. 137 and No. 138, will be effective for the year ending December 31, 2001. It is not expected to have a material impact on the Company's consolidated financial statements.

PROPERTY AND EQUIPMENT:

Property and equipment are stated at cost and are being depreciated on a straight-line basis over the estimated useful lives of the related assets, which range from five to forty years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful lives of such assets.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


CAPITAL LEASE OBLIGATIONS:

The Company is the lessee of office equipment under capital lease agreements, which expire throughout the year 2002. The assets and liabilities under the capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset. The assets are amortized over the lower of their related lease term or their estimated useful lives.

TITLE PLANT:

Title plants are recorded at the cost incurred to construct and organize historical title information to the point it can be used to perform title searches. Cost incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained.

GOODWILL:

The Company recorded approximately $263,000 of goodwill in 1998 related to cost in excess of net assets acquired pursuant to its purchase of a title agency in San Diego, California. Goodwill is being amortized over twenty years and accumulated amortization at December 31, 2000 was approximately $30,000.

SEGMENT REPORTING:

The Company views its operations as one operating business segment, a title agency providing escrow services in the Southwestern United States.

IMPAIRMENT OF LONG-LIVED ASSETS:

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. This methodology includes goodwill and intangible assets acquired. As of December 31, 2000, management has not identified any events or circumstances which indicate that any assets are impaired.

ESCROW AND TITLE POLICY LOSSES:

The Company operates under agency agreements with various title insurance companies. In the event of a title insurance policy loss, the Company is responsible for the first $5,000 of loss. A provision for future title losses is maintained by periodic charges to the statement of operations based on historical title loss experience. As of December 31, 2000 and 1999, the Company had accrued $237,000 and $155,000, respectively, for title and escrow losses, which is included with accrued expenses on the accompanying consolidated balance sheets.

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

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

EARNINGS PER SHARE:

Basic earnings (loss) per share ("EPS") is computed by dividing earnings (loss) available to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to stock or resulted in the issuance of stock that then shared in the earnings or loss of the Company. Assumed exercise of outstanding stock options and warrants have been excluded from the calculations of diluted net loss per share as their effect is antidilutive.

The following table sets forth the computation of basic and diluted EPS:

                                                        2000                                  1999
                                        -----------------------------------     -----------------------------------
                                                                  Per share                               Per share
                                         Net loss       Shares      amount       Net loss       Shares      amount
                                         --------       ------      ------       --------       ------      ------
     Basic EPS                         $(2,252,287)   17,158,414    $(0.13)     $(1,969,027)   16,868,292   $(0.12)
                                                                    ======                                  ======
     Effect of Dilutive Securities:
       Stock options                                          --                                      --
       Warrants                                               --                                      --
                                       -----------    ----------                -----------    ----------
     Diluted EPS                       $(2,252,287)   17,158,414    $(0.13)     $(1,969,027)   16,868,292   $(0.12)
                                       ===========    ==========    ======      ===========    ==========   ======

At December 31, 2000, the Company has options outstanding to acquire 2,298,100 shares of common stock at a weighted average price of $1.42 per share, in addition, the Company had warrants outstanding to acquire 772,142 shares of common stock at a weighted average price of $2.15 per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company discloses fair value information about financial instruments where it is practicable to estimate their value. The Company estimates that the carrying value of its financial instruments, consisting of cash, cash equivalents, certificates of deposit, notes receivable and debt obligations approximate their fair values at December 31, 2000 and 1999.

RECLASSIFICATIONS:

Certain reclassifications have been made to the 1999 consolidated financial statements to conform to the 2000 presentation.

2. CASH IN ESCROW:

The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from active escrow, trust and account servicing. The balances in these accounts have not been included in these consolidated financial statements. As of December 31, 2000 and 1999, the accounts contain balances of approximately $98,275,000 and $49,860,000, respectively.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


3. CONCENTRATION OF CREDIT RISK:

The Company maintains cash and cash equivalents with various financial institutions. Deposits not to exceed $100,000 at each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2000, the Company had uninsured cash and cash equivalents of approximately $364,192. Additionally, the Company's revenue is generated solely from activities in the states of Arizona and California, and accounts receivable are typically not collateralized.

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                                Useful Lives         2000              1999
                                                ------------     ------------      ------------
      Land and construction in progress                 N/A      $    888,756      $    656,577
      Buildings and leasehold improvements       3-40 years         6,802,782         6,759,648
      Office equipment                            3-7 years         6,526,908         6,016,139
      Furniture and fixtures                        7 years         1,231,116         3,006,607
      Vehicles                                      5 years            77,911            85,456
                                                                 ------------      ------------
                                                                   15,527,473        16,524,427
      Less: Accumulated depreciation and
             amortization                                          (4,516,168)       (5,265,373)
                                                                 ------------      ------------
                                                                 $ 11,011,305      $ 11,259,054
                                                                 ============      ============

5. INCOME TAXES:

The income tax provision (benefit) consists of the following:

                                                      Years Ended December 31,
                                                   -----------------------------
                                                      2000                1999
                                                   ---------           ---------
      Current tax provision                        $  7,250            $      --
      Deferred tax benefit                          (39,905)                  --
                                                   ---------           ---------
                                                   $(32,655)           $      --
                                                   ========            =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2000 and 1999 are as follows:

                                                      2000               1999
                                                  -----------         ---------
      Accounts receivable                         $    12,972         $  60,000
      Property and equipment                          (43,703)         (156,251)
      Alternative minimum credit                       45,588            45,588
      Net operating loss carryforwards              1,721,260           850,071
      Reserve for losses                              164,016                --
      Other                                             3,420            10,000
                                                  -----------         ---------
      Net deferred tax asset                        1,903,553           809,408

      Less: valuation allowance                    (1,903,553)         (849,313)
                                                  -----------         ---------
      Net deferred tax liabilities                $        --         $ (39,905)
                                                  ===========         =========

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


At December 31, 2000, the Company has a net operating loss carryforwards of approximately $3,861,000 for federal and state income tax purposes. Management has determined that the tax benefits associated with the recorded deferred tax assets are not likely to be realized through future taxable income and future reversals of existing taxable temporary differences.

The reconciliation of the provision for income taxes with the expected income taxes based on the statutory federal income tax rate is as follows:

                                                                                        Years Ended December 31,
                                                                                  -----------------------------------
                                                                                     2000                     1999
                                                                                  -----------             -----------
      Expected income tax benefit at the federal statutory rate                   $ (799,053)              $ (669,469)
      State income taxes net of federal benefit                                        4,713                 (154,481)
      Other                                                                          (38,845)                 (25,363)
      Increase to valuation reserve, net of state change in
      valuation reserve                                                              800,530                  849,313
                                                                                  ----------               ----------
                                                                                  $  (32,655)              $       --
                                                                                  ==========               ==========

6. LONG TERM DEBT:

Long term debt consists of the following:

                                                                                        Years Ended December 31,
                                                                                  -----------------------------------
                                                                                     2000                     1999
                                                                                  -----------             -----------
      8.32%  term  loan  with  GMAC   Commercial   Mortgage,   with  monthly
      installments of $23,940 including  principal and interest,  due August
      2009; secured by a building                                                 $ 3,095,468             $ 3,120,223

      Note payable to Imperial Bank bearing interest at the prime rate, with monthly principal  payments of $2,800, due December 2002; secured by a
      building                                                                        963,600               1,000,000

      Credit line with  Imperial  Bank  bearing  interest at the prime rate,
      credit line matures May 2001; secured by furniture and equipment                900,000                 500,000

      Capital lease obligations,  with varying rates of 9% to 13% throughout
      the year 2002; secured by equipment                                              57,043                 231,181

      8% note payable to an individual,  with monthly  installments of $435,
      including principal and interest, due October 2011; secured by land                  --                  39,135
                                                                                  -----------             -----------
                                                                                    5,016,111               4,890,539
Less: current portion                                                              (1,006,152)               (717,507)
                                                                                  -----------             -----------
                                                                                  $ 4,009,959             $ 4,173,032
                                                                                  ===========             ===========

The Company has a $1,500,000 credit line from Imperial Bank, which bears interest on any outstanding balance at the prime rate. As of December 31, 2000, $900,000 was drawn on the credit line in addition to $150,000, which is committed for a standby letter of credit required pursuant to an office lease.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The maturities of long-term Debt after December 31, 2000 were as follows:

                       2001                 $1,006,152
                       2002                    970,765
                       2003                     31,890
                       2004                     33,947
                       2005                     37,664
                    Thereafter               2,935,693
                                            ----------
                                            $5,016,111
                                            ==========

In January 2001, the Company sold an office building in Santa Rosa, California under a sale-leaseback arrangement, which provided approximately $785,000 in cash and retired $963,600 in debt related to the building. This transaction resulted in a gain of approximately $604,000, which will be amortized over the 10 year leaseback term.

7. OPERATING LEASE COMMITMENTS:

The Company leases offices and office equipment at 59 locations. The remaining lease periods range from one month to 59 months with renewal options up to ten years. For the years ended December 31, 2000 and 1999 rental expense was $3,297,689 and $2,459,120 respectively.

The Company's future minimum lease commitments after December 31, 2000 were as follows:

                       2001                $ 2,859,115
                       2002                  2,491,451
                       2003                  1,948,247
                       2004                  1,381,775
                       2005                    483,832
                    Thereafter               4,466,062
                                           -----------
                                           $13,630,482
                                           ===========

8. CONTINGENCIES AND UNCERTAINTIES:

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

In addition, as of December 31, 2000 and 1999, the Company had accrued $149,000 and $318,000, respectively, for other potential claims. During 1999, the California State Controller's Office examined all title companies to identify unclaimed property escheatable to the State of California. The majority of the accrual at December 31, 1999 related to escheatable funds owed by subsidiaries the Company acquired, of which $183,000 was paid in early 2000 to fulfill the Company's obligations identified in the examination of its California operations.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


9. SUPPLEMENTAL CASH FLOW INFORMATION:

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

                                                                        Years Ended December 31,
                                                                     -----------------------------
                                                                        2000                1999
                                                                     ---------           ---------
      Cash paid (refunded) during the year:
        Interest                                                     $ 334,756           $ 286,520
        Income taxes                                                  (142,181)            228,604
      Non-cash investing and financing activities:
        Conversion of convertible debt                                      --              30,000
        Shares issued in connection with a building purchase                --              19,149
        Acquisition of Northwestern Consolidated Corporation                --            (454,140)

10. EMPLOYEE BENEFIT PLAN:

PROFIT SHARING PLAN:

The Company maintains a profit sharing plan under Section 401(k) of the Internal Revenue Code. Under this plan, substantially all full-time employees may elect to defer up to 15% of their salary. The Company contributes $.33 for every $1.00 the employee contributes, up to a maximum of four percent of the employee's earnings. Vesting of matching contributions is based on certain service requirements. Employees are fully vested after six years of service.

Employer contributions for the years ended December 31, 2000 and 1999 were approximately $134,000 and $72,600, respectively.

CAFETERIA PLAN:

The Company maintains an Internal Revenue Code Section 125 Cafeteria Plan as a benefit to its employees. The plan provides for employee and dependent coverage to be paid from before tax compensation. As such, there is no effect on the consolidated financial statements.

11. STOCK OPTION PLANS:

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related Interpretations in accounting for its 1996 Stock Option Plan and the Company's Non-Employee Directors Stock Option Plan. Under APB 25, because the exercise price of the
Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements.

The Company's 1996 Stock Option Plan ("The Plan") has authorized the grant of common stock options to all the Company's employees. Currently, 3,900,000 shares of Common Stock are authorized for issuance pursuant to the Plan. As of December 31, 2000, 1,768,100 shares have been granted under the Plan. All options granted have 5-year terms. Fifty percent of the options can be exercised after two years, the remaining shares can be exercised after three years provided the optionee remains employed with the Company at such vesting date. Options granted under the Plan are not transferable and the per share exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of grant.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The Company's Non-Employee Directors Stock Option Plan ("Directors Plan") has authorized the grant of options to non-employee members of the Board of Directors and advisory boards. Currently, 600,000 shares of Common Stock are authorized for issuance pursuant to the Directors Plan. As of December 31, 2000, 530,000 shares have been granted under the Directors Plan. All options granted have 5-year terms. Fifty percent of the options can be exercised after two years; the remaining shares can be exercised after three years provided the optionee remains an eligible director at such vesting date. Upon election to the Board of Directors each board member is granted the option to purchase 15,000 shares of common stock. In addition to the foregoing option grants, each year every non-employee director automatically receives an option to acquire 10,000 shares of the Company's common stock on the third business day following the date the Company publicly announces its annual financial results; provided that such director has attended at least 75% of the meetings of the Board of Directors and the Board Committees of which such non-employee director is a member in the preceding fiscal year.

In December 2000, the Company gave all employees the option to cancel options they currently held and enter into an agreement that a like number of options would be granted on July 2, 2001 (more than six months after the date of the cancellation) at the greater of $1.00 or the then-current market price. A total of 1,073,100 options with a weighted average price of $2.24 were cancelled pursuant to this arrangement.

A summary of the Company's stock option activity pursuant to its stock option plans, and related information for the years ended December 31, 2000 and 1999 is as follows:

                                                   2000                       1999
                                          ---------------------      ----------------------
                                                       Weighted                    Weighted
                                                        Average                     Average
                                            Options      Price          Options      Price
                                            -------      -----          -------      -----
Outstanding - beginning of year            3,224,400    $ 1.84         2,778,150    $ 1.53
Granted                                      574,600      1.20           929,950      2.75
Exercised                                    (30,500)     1.00          (127,900)     1.00
Forfeited                                 (1,470,400)     2.19          (355,800)     2.05
                                          -----------                 ----------
Outstanding - end of year                  2,298,100      1.42         3,224,400      1.84
                                          ==========                  ==========

Exercisable at end of year                 1,494,300      1.23         1,271,100      1.06
                                          ==========                  ==========
Weighted - average fair value of
options granted during the year           $     0.51                  $     1.27
                                          ==========                  ==========

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Stock options outstanding at December 31, 2000 were as follows:

                                         Options Outstanding                  Options Exercisable
                         ----------------------------------------------     -------------------------
                                     Weighted average       Weighted                     Weighted
         Range of                       Remaining           Average                       Average
      Exercise Price      Options    Contractual life    Exercise price     Options    Exercise Price
      --------------      -------    ----------------    --------------     -------    --------------
        $1.00-$1.50      1,618,900         1.6               $1.04         1,201,700       $1.00
        $1.62-$2.50        565,400         2.5                2.07           282,025        2.10
        $3.00-$4.00        113,800         3.1                3.60            10,575        3.97
                         ---------       -----               -----         ---------       -----
                         2,298,100        1.91               $1.42         1,494,300       $1.23
                         =========       =====               =====         =========       =====

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate 4.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock for 2000 and 1999 of 49%; and a weighted-average expected life of the option for 2000 and 1999 of 4 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting the pro forma information would have been reported as follows:

                                                                Year ended December 31,
                                                           --------------------------------
                                                               2000               1999
                                                           -----------        -----------
      Pro forma net income (loss)                          $(2,938,274)       $(2,639,686)
      Pro forma net income (loss) per share-basic          $     (0.17)       $     (0.16)
      Pro forma net income (loss) per share-diluted        $     (0.17)       $     (0.16)

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


12. ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

Changes in the allowance for uncollectible accounts receivable for the years ended December 31, 1999 and 2000 are as follows:

      Balance as of December 31, 1998                                 $ 27,942
        Provision charged to operations                                     --
        Write-offs, net of recoveries                                  (14,192)
                                                                      --------
      Balance as of December 31, 1999                                   13,750
        Provision charged to operations                                 16,250
        Write-offs, net of recoveries                                       --
                                                                      --------
      Balance as of December 31, 2000                                 $ 30,000
                                                                      ========

13. EQUITY EXCHANGE AND SUBSEQUENT EVENT:

Pursuant to an agreement dated June 6, 2000 between the Company and 9keys.com, there was an exchange of common stock on July 19, 2000 whereby each of the companies received two and one-half percent of the other company's issued and outstanding common stock. 9keys.com is a privately held financial and real estate organization providing a one-stop-realty shopping concept to the southern California real estate market. This transaction resulted in the issuance of 424,448 shares of Capital Title Group, Inc. common stock. The Company's investment in 9keys.com was recorded at $424,448 and is included in the Balance Sheet classification of Deposits and Other Assets.

Subsequent to December 31, 2000, the companies agreed to rescind this equity exchange and the 424,448 shares of Capital Title Group, Inc. common stock were returned and cancelled.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     No transactions with related parties occurred during the years ended December 31, 2000 or 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Index to Exhibits

 Exhibit                                                                                          Method
   No.                                   Description                                            of Filing
   ---                                   -----------                                            ---------
     2    Share Exchange  Agreement  between Capital Title Agency,  Inc. and Norvex,  Inc.
          dated May 23, 1996                                                                        (1)
   3.1    Certificate of Incorporation                                                              (1)
   3.2    Amended and Restated Bylaws                                                               (1)
  10.1    Underwriting  Agreement  between  Capital  Title  Agency,  Inc. and Old Republic          (1)
          National Title Insurance Company dated March 1, 1996
  10.2    Underwriting  Agreement  between  Capital Title Agency,  Inc. and First American          (1)
          Title Insurance Company dated August 16, 1996
  10.3    Employment  Agreement  between Capital Title Agency,  Inc. and Milt  Ferrantelli          (2)
          dated June 17, 1997
  10.4    Underwriting  Agreement  between  Capital Title Agency,  Inc. and United General          (2)
          Insurance Company dated January 21, 1998.
  10.5    Credit Line Agreement  between  Registrant and Imperial Bank, dated November 17,          (2)
          1997
  10.6    Acquisition   Consulting   Agreement  between   Registrant  and  Miller  Capital          (2)
          Corporation, dated January 28, 1998.
  10.7    Issuing  Underwriting  Agreement between Capital Title Agency,  Inc. and Chicago          (3)
          Title Insurance Company dated April 1, 1998.
  10.8    Placement Agent Agreement between Registrant and Sanders Morris Mundy Inc. dated          (3)
          April 13, 1998.
  10.9    Title Plant  Agreement  between  Registrant and Security  Union Title  Insurance          (3)
          Company dated April 29, 1998
  10.10   Amendment to  Acquisition  Consulting  Agreement  between  Registrant and Miller          (3)
          Capital Corporation dated June 12, 1998.
  10.11   Financial Advisor Agreement  between  Registrant and Miller Capital  Corporation          (3)
          dated June 16, 1998.
  10.12   Purchase and Sale Agreement  between  Registrant  and KDC-AZ,  LLC dated July 1,          (3)
          1998
  10.13   Merger Agreement among  Registrant,  Northwestern  Consolidated  Corporation and          (4)
          related subsidiaries dated September 1, 1998.
  10.14   Credit Agreement between Registrant and Imperial Bank dated February 1, 1999.             (3)
  10.15   Access Agreement By and Between  Security Union Title Insurance  Company and New          (5)
          Century Title Company dated September 30, 1999.
  10.16   Title Plant  Lease and Service  Agreement  by and between  Security  Union Title          (5)
          Insurance Company and Capital Title Agency Inc. dated May 19, 1999.
  10.17   Promissory  Note  between  CTG  Building  Co.  and  GMAC   Commercial   Mortgage          (5)
          Corporation dated July 30, 1999.
  10.18   Amendment  to  Underwriting  Agreement  by and between  Stewart  Title  Guaranty          (5)
          Company and New Century
  21      Subsidiaries                                                                              (5)
  23.1    Consent of Ernst & Young, LLP                                                             (*)
  23.2    Consent of KPMG LLP                                                                       (*)

----------
*    Filed herewith
(1) Incorporated by reference to the Registrant's Form 10-QSB filed with the Securities and Exchange Commission on September 20, 1996.
(2) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 25, 1998.
(3) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 23, 1999.
(4) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 10, 1998.
(5) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000.

     (b)  Reports on Form 8-K

     During the year ended December 31, 2000, the Company filed the following Current Reports on Form 8-K:

     Current Report on Form 8-K dated November 30, 2000-The Company reported a change in independent public accountants with the firm of Ernst & Young, LLP being replaced by KPMG LLP effective as of November 30, 2000.

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

Date: March 26, 2001

     In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Donald R. Head            Chairman of the Board and           March 26, 2001
------------------------      Chief Executive Officer
Donald R. Head                Vice President, Chief Financial


/s/ Mark C. Walker            Officer and Treasurer               March 26, 2001
------------------------
Mark C. Walker


/s/ David Dewar               Director                            March 26, 2001
------------------------
David Dewar


/s/ Theo F. Lamb              Director                            March 26, 2001
------------------------
Theo F. Lamb


/s/ Robert B. Liverant        Director                            March 26, 2001
------------------------
Robert B. Liverant


/s/ Stephen A McConnell       Director                            March 26, 2001
------------------------
Stephen A McConnell


/s/ Ben T. Morris             Director                            March 26, 2001
------------------------
Ben T. Morris