Form 10-Q
period 2001-03-31
CAPITAL TITLE GROUP INC
filed 2001-05-11
CIK 1017158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

                          Commission File No. 0-21417

                            CAPITAL TITLE GROUP, INC.
                (Name of registrant as specified in its charter)

                 Delaware                                        87-0399785
     (State or other jurisdiction of                           (IRS Employer
      incorporation or organization)                         Identification No.)


2901 East Camelback Road, Phoenix, Arizona                         85016
 (Address of principal executive offices)                        (Zip Code)

                                 (602) 954-0600
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 16,968,401 shares as of May 10, 2001.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION                                        Page Number
                                                                     -----------
     Item 1. Condensed Consolidated Financial Statements

             A.  Condensed Consolidated Balance Sheets as of
                 March 31, 2001 (unaudited) and
                 December 31, 2000                                         3

             B.  Condensed Consolidated Statements of Operations
                 for the three months ended
                 March 31, 2001 and 2000 (unaudited)                       4

             C.  Condensed Consolidated Statements of Cash Flows
                 for the three months ended
                 March 31, 2001 and 2000 (unaudited)                       5

             D.  Notes to Condensed Consolidated Financial
                 Statements                                              6-7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations               8-9

     Item 3. Quantitative and Qualitative Disclosure of Market Risk        9

Part II. OTHER INFORMATION

     Item 1. Legal Proceedings                                            10

     Item 2. Changes in Securities and Use of Proceeds                    10

     Item 3. Defaults upon Senior Securities                              10

     Item 4. Submission of Matters to a Vote of Security Holders          10

     Item 5. Other Information                                            10

     Item 6. Exhibits and Reports on Form 8-K                             10

     SIGNATURES                                                           10

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           March 31,        December 31,
                                                             2001              2000
                                                          ------------      ------------
ASSETS                                                     (Unaudited)
Current Assets
  Cash and cash equivalents                               $  1,524,118      $    775,586
  Accounts receivable, net                                     649,009           360,331
  Notes and other receivables                                  468,914           359,129
  Other current assets                                         219,370           268,298
                                                          ------------      ------------
      Total Current Assets                                   2,861,411         1,763,344

Property and Equipment, net                                  9,926,032        11,011,305

Other Assets:
  Notes recievable                                              48,172            47,929
  Investment in title plant                                    521,278           521,278
  Deposits and other assets                                    304,471           723,408
  Goodwill                                                     229,953           233,242
                                                          ------------      ------------
      Total Assets                                        $ 13,891,317      $ 14,300,506
                                                          ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                       $     57,268      $  1,006,152
  Accounts payable                                             447,684           594,844
  Accrued expenses                                           2,646,815         1,705,076
                                                          ------------      ------------
      Total Current Liabilities                              3,151,767         3,306,072

Long-term Debt, less current portion                         3,070,880         4,009,959
Other Liabilities                                              861,288           254,202

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 16,968,401 and 17,392,849 shares issued
  and outstanding in 2001 and 2000, respectively                16,968            17,393
  Paid-in capital                                           10,681,412        11,105,436
  Accumulated deficit                                       (3,890,998)       (4,392,556)
                                                          ------------      ------------
      Total Stockholders' Equity                             6,807,382         6,730,273
                                                          ------------      ------------
      Total Liabilities and Stockholders' Equity          $ 13,891,317      $ 14,300,506
                                                          ============      ============

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                  -----------------------------
                                                      2001             2000
                                                  ------------     ------------
REVENUE:
  Title insurance fees, net                       $  7,829,825     $  4,909,251
  Escrow and related fees                            3,845,561        2,362,320
  Interest and other income                            647,519          642,753
                                                  ------------     ------------
                                                    12,322,905        7,914,324
                                                  ------------     ------------
EXPENSES:
  Personnel costs                                    6,433,404        5,156,933
  Commissions and incentives                         1,345,267          546,497
  Rent                                                 973,460          754,600
  Other operating expenses                           2,990,995        2,309,989
  Interest                                              78,221           84,517
                                                  ------------     ------------
                                                    11,821,347        8,852,536
                                                  ------------     ------------

Income (loss) before income taxes                      501,558         (938,212)

Income taxes                                                --               --
                                                  ------------     ------------
Net income (loss)                                 $    501,558     $   (938,212)
                                                  ============     ============
Net income (loss) per common share:
  Basic                                           $       0.03     $      (0.06)
                                                  ============     ============
  Diluted                                         $       0.03     $      (0.06)
                                                  ============     ============
Weighted average shares outstanding:
  Basic                                             17,303,243       16,953,835
                                                  ============     ============
  Diluted                                           17,512,543       16,953,835
                                                  ============     ============

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three months ended
                                                                        March 31,
                                                               ----------------------------
                                                                  2001             2000
                                                               -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                              $   501,558      $  (938,212)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                  469,018          420,610
Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                           (288,678)         (59,488)
    Notes and other receivables                                   (110,685)         (17,496)
    Other current assets                                            34,361           86,964
    Deposits and other assets                                       10,164           67,975
    Accounts payable                                              (147,160)         (30,311)
    Accrued expenses                                               944,680           54,468
                                                               -----------      -----------
Net Cash Flows provided by (used in) Operating Activities        1,413,258         (415,490)
                                                               -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Collection of notes receivable                                     657           48,997
    Net additions to property and equipment                       (526,474)        (538,927)
    Proceeds from sale of building                               1,749,054               --
                                                               -----------      -----------
Net Cash Flows provided by (used in) Investing Activities        1,223,237         (489,930)
                                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net                         --           30,000
    Borrowings                                                          --          300,000
    Repayment of debt                                           (1,887,963)        (112,469)
                                                               -----------      -----------
Net Cash Flows provided by (used in) Financing Activities       (1,887,963)         217,531
                                                               -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               748,532         (687,889)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD           775,586        1,884,059
                                                               -----------      -----------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD             $ 1,524,118      $ 1,196,170
                                                               ===========      ===========

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                   Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and intercompany eliminations) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results could differ from these estimates. Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB as of and for the year ended December 31, 2000.

NOTE 2 - EARNINGS PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share ("EPS"):

                                                             Three months ended March 31,
                                --------------------------------------------------------------------------------------
                                                  2001                                         2000
                                -----------------------------------------    -----------------------------------------
                                                               Per share                                    Per share
                                Net income       Shares          amount       Net loss        Shares          amount
                                -----------    -----------    -----------    -----------    -----------    -----------
Basic EPS                       $   501,558     17,303,243    $      0.03    $  (938,212)    16,953,835    $     (0.06)
                                                              ===========                                  ===========
Effect of Dilutive Securities:
  Stock options                          --        209,300                            --             --
                                -----------    -----------                   -----------    -----------
Diluted EPS                     $   501,558     17,512,543    $      0.03    $  (938,212)    16,953,835    $     (0.06)
                                ===========    ===========    ===========    ===========    ===========    ===========

NOTE 3 - EQUITY EXCHANGE AND SUBSEQUENT RESCISSION:

Pursuant to an agreement dated June 6, 2000 between the Company and 9keys.com, there was an exchange of common stock on July 19, 2000 whereby each of the companies received two and one-half percent of the other company's issued and outstanding common stock. 9keys.com is a privately held financial and real estate organization providing a one-stop-realty shopping concept to the southern California real estate market. This transaction resulted in the issuance of 424,448 shares of Capital Title Group, Inc. common stock. The Company's investment in 9keys.com was recorded at $424,448.

In March 2001, the companies agreed to rescind this equity exchange, and the 424,448 shares of Capital Title Group, Inc. common stock issued to 9keys.com were returned to the Company and cancelled. As a result, as of March 31, 2001, the investment in 9keys.com has been eliminated and equity of the Company adjusted accordingly.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                   Three Months Ended March 31, 2001 and 2000

NOTE 4 - BUILDING SALE

In January 2001, the Company sold an office building in Santa Rosa, California under a sale-leaseback arrangement, which provided approximately $785,000 in cash and retired approximately $963,600 in debt related to the building. This transaction resulted in a gain of approximately $604,000, which is included in other liabilities, and has been deferred and is being amortized over the 10-year leaseback term.

NOTE 5 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash activities.

                                                          Three months ended
                                                               March 31,
                                                        ------------------------
                                                          2001           2000
                                                        ---------      ---------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
  Rescission of equity exchange                         $ 424,448      $      --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                 78,221         84,517
  Cash paid during the period for taxes                        --             --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The 2000 Form 10-KSB and the Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

OPERATING REVENUE

Operating revenue increased by $4,408,581 or 55.7% for the three months ended March 31, 2001 compared to the same period ended March 31, 2000.

The following table presents information regarding the Company's operating revenue:

                                        Three months ended March 31,
                            ----------------------------------------------------
                               2001       % of total       2000       % of total
                            -----------   ----------    -----------   ----------
Title insurance fees, net   $ 7,829,825       63.5%     $ 4,909,251       62.0%
Escrow and related fees       3,845,561       31.2        2,362,320       29.9
Interest and other income       647,519        5.3          642,753        8.1
                            -----------     ------      -----------     ------
    Total revenue           $12,322,905      100.0%     $ 7,914,324      100.0%

The Company's primary business is providing title and escrow services in four counties in Arizona and seven counties in California. The increase in revenue is due to continued expansion of our branch offices, increased market share in existing operations and a favorable real estate market resulting from reductions in mortgage interest rates.

Operating Expenses

The following table presents the components of the Company's expenses and the percentage they bear to the total revenue for the respective periods:

                                          Three months ended March 31,
                             --------------------------------------------------
                                             % of                       % of
                                2001        revenue        2000        revenue
                             -----------   ---------    -----------   ---------
Personnel costs              $ 6,433,404      52.2%     $ 5,156,933      65.2%
Commissions and incentives     1,345,267      10.9          546,497       6.9
Rent                             973,460       7.9          754,600       9.5
Other operating expenses       2,990,995      24.3        2,309,989      29.2
Interest expense                  78,221       0.6           84,517       1.1
                             -----------    ------      -----------    ------
                             $11,821,347      95.9%     $ 8,852,536     111.9%

Overall operating expenses have increased by $2,968,811 or 33.5% for the three months ended March 31, 2001 compared to the same period in 2000 as a result of expansion of the Company's operations. Operating expenses decreased as a percentage of revenue to 95.9% for the three months ended March 31, 2001 from 111.9% for the comparable period in 2000.

Personnel costs, including commissions and incentives, are the most significant component of the Company's operating expenses. Due to the Company's expansion, the number of employees has increased to 561 as of March 31, 2001 compared to 463 as of March 31, 2000. Personnel costs including commissions decreased as a percentage of revenue to 63.1% for the three months ended March 31, 2001 from 72.1% for the comparable period in 2000. This decrease was a result of higher productivity coupled with the increase in revenue.

Rent expense decreased as a percentage of revenue for the three months ended March 31, 2001 to 7.9% from 9.5% for the comparable period in 2000. This decrease was the result of the fixed nature of these costs in relation to the increase in revenue.

The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant access, postage and professional fees. Other operating expenses decreased as a percentage of total revenue to 24.3% for the three months ended March 31, 2001 from 29.2% for the comparable period in 2000. This decrease was the result of cost containment efforts and the relatively fixed nature of many of these expenses in relation to the overall increase in revenue.

No income tax  provision was recorded by the Company for the quarter ended March
31,  2001  based  on  the   availability  of  its  federal  net  operating  loss
carryforward.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $1,500,000 revolving line of credit, which bears interest on any outstanding balance at the prime rate. At March 31, 2001, there were no cash draws against this credit facility compared to $900,000 outstanding at December 31, 2000. There is $150,000 committed against the credit facility for a standby letter of credit pursuant to an office lease. This credit facility matures on June 1, 2002.

In January 2001, the Company sold an office building in Santa Rosa, California, which provided approximately $785,000 in cash and retired approximately $963,600 in mortgage debt related to the building. Additionally, the remaining net cash received was used to pay down the Company's revolving line of credit.

At March 31, 2001, the Company had current assets totaling $2,861,411 compared to current liabilities of $3,151,767. The Company reduced its working capital deficit by $1,252,373 to $290,356 at March 31, 2001. Cash flows provided by operating activities were $1,413,258 for the quarter ended March 31, 2001 compared to cash flows used in operating activities of $415,490 during the same period in 2000. The increase in the first quarter of 2001 was primarily the result of profitable operations for the period ended March 31, 2001 and an increase in accrued expenses.

Management believes that cash on hand, future cash receipts and borrowings available under its credit facility and the expected return to profitability in 2001 will be sufficient to meet the Company's expansion plans and to pay all obligations as they become due for the next twelve months.

SAFE HARBOR STATEMENT

Certain statements contained in this report with respect to factors which may affect future earnings, including management's beliefs and assumptions based on information currently available, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements that are not historical facts involve risks and uncertainties, and results could vary materially from the descriptions contained herein. For more details on risk factors, see the Company's annual reports on Form 10-KSB and other filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company's exposure to market risk is limited to interest rate risk on its revolving credit agreement. At March 31, 2001, the carrying amounts reported in the Company's unaudited Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and debt approximate fair value. The Company does not believe it is subject to any market risks which could reasonably be expected to have a material impact on the fair value of these assets and liabilities as reflected in the unaudited Condensed Consolidated Balance Sheets contained in this report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various other claims and lawsuits in the ordinary course of its business, none of which are currently considered material to the Company's financial condition and results of operations. Except as set forth above, there have been no material developments in any legal actions reported in the Company's 2000 Form 10-KSB.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

None.

b.   Reports

There were no reports on Form 8-K filed by the Company under the Securities Exchange Act of 1934 during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CAPITAL TITLE GROUP, INC.


By: /s/ Donald R. Head                                        Date: May 11, 2001
    ---------------------------------------
    Donald R. Head
    Chairman of the Board, President and
    Chief Executive Officer


By: /s/ Mark C. Walker                                        Date: May 11, 2001
    ---------------------------------------
    Mark C. Walker
    Vice President, Chief Financial Officer
    and Treasurer