Form 10-Q
period 2001-06-30
CAPITAL TITLE GROUP INC
filed 2001-08-13
CIK 1017158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED JUNE 30, 2001

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

Common Stock, $.001 par value, 17,188,601 shares as of July 25, 2001.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES


                                                                     Page Number
                                                                     -----------
Part I. FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements

          A.   Condensed Consolidated Balance Sheets as of
               June 30, 2001 (unaudited) and December 31, 2000             2

          B.   Condensed Consolidated Statements of Operations
               for the three month and six month periods ended
               June 30, 2001 and 2000 (unaudited)                          3

          C.   Condensed Consolidated Statements of Cash Flows
               for the six month periods ended June 30, 2001
               and 2000 (unaudited)                                        4

          D.   Notes to Condensed Consolidated Financial Statements
               (unaudited)                                               5-6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         7-10

     Item 3. Quantitative and Qualitative Disclosure of Market Risk       10

Part II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                           10

     Item 2.  Changes in Securities and Use of Proceeds                   10

     Item 3.  Defaults upon Senior Securities                             10

     Item 4.  Submission of Matters to a Vote of Security Holders         11

     Item 5.  Other Information                                           11

     Item 6.  Exhibits and Reports on Form 8-K                            11

     SIGNATURES                                                           11

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               June 30,            December 31,
                                                                 2001                  2000
                                                             ------------          ------------
                                                             (Unaudited)
ASSETS
Current Assets
  Cash and cash equivalents                                  $  5,358,293          $    775,586
  Accounts receivable, net                                        600,042               360,331
  Notes and other receivables                                     346,866               359,129
  Other current assets                                            219,949               268,298
                                                             ------------          ------------
     Total Current Assets                                       6,525,150             1,763,344

Property and equipment, net                                     9,834,226            11,011,305

Other Assets:
  Investment in title plant                                       521,278               521,278
  Deposits and other assets                                       354,339               771,337
  Goodwill                                                        226,663               233,242
                                                             ------------          ------------
     Total Assets                                            $ 17,461,656          $ 14,300,506
                                                             ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                          $     49,639          $  1,006,152
  Accounts payable                                                705,096               594,844
  Accrued expenses                                              3,777,899             1,705,076
                                                             ------------          ------------
     Total Current Liabilities                                  4,532,634             3,306,072

Long-term Debt, less current portion                            3,060,016             4,009,959
Other Liabilities                                                 850,588               254,202

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 17,078,489 and 17,392,849 shares issued
   and outstanding in 2001 and 2000, respectively                  17,078                17,393
  Paid-in capital                                              10,791,390            11,105,436
  Accumulated deficit                                          (1,790,050)           (4,392,556)
                                                             ------------          ------------
     Total Stockholders' Equity                                 9,018,418             6,730,273
                                                             ------------          ------------
     Total Liabilities and Stockholders' Equity              $ 17,461,656          $ 14,300,506
                                                             ============          ============

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          Three months ended June 30,           Six months ended June 30,
                                          -----------------------------      -----------------------------
                                              2001             2000              2001             2000
                                          ------------     ------------      ------------     ------------
REVENUE:
  Title insurance fees, net               $ 11,324,460     $  6,053,208      $ 19,154,285     $ 10,962,459
  Escrow and related fees                    5,505,462        3,071,230         9,351,023        5,433,550
  Interest and other income                    738,458          732,315         1,385,977        1,375,068
                                          ------------     ------------      ------------     ------------
                                            17,568,380        9,856,753        29,891,285       17,771,077
                                          ------------     ------------      ------------     ------------
EXPENSES:
  Personnel costs                            7,852,013        5,607,100        14,285,417       10,939,573
  Commissions and incentives                 2,524,240          927,830         3,869,507        1,474,327
  Rent                                       1,038,268          824,485         2,011,728        1,533,268
  Other operating expenses                   3,985,944        2,530,578         6,976,939        4,710,844
  Interest                                      66,967           83,074           145,188          167,591
                                          ------------     ------------      ------------     ------------
                                            15,467,432        9,973,067        27,288,779       18,825,603
                                          ------------     ------------      ------------     ------------

Income (loss) before income taxes            2,100,948         (116,314)        2,602,506       (1,054,526)

Income taxes                                        --               --                --               --
                                          ------------     ------------      ------------     ------------
Net income (loss)                         $  2,100,948     $   (116,314)     $  2,602,506     $ (1,054,526)
                                          ============     ============      ============     ============

Net income (loss) per common share:
  Basic                                   $       0.12     $      (0.01)     $       0.15     $      (0.06)
                                          ============     ============      ============     ============
  Diluted                                 $       0.12     $      (0.01)     $       0.15     $      (0.06)
                                          ============     ============      ============     ============

Weighted average shares outstanding
  Basic                                     16,994,982       16,977,901        17,148,261       16,965,868
                                          ============     ============      ============     ============
  Diluted                                   17,741,387       16,977,901        17,644,934       16,965,868
                                          ============     ============      ============     ============

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six months ended June 30,
                                                                    -----------------------------
                                                                        2001              2000
                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $ 2,602,506       $(1,054,526)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Depreciation and amortization                                        921,888           864,854
Increase (decrease) in cash resulting from changes in:
   Accounts receivable                                                 (239,711)         (112,350)
   Notes and other receivables                                           10,763           (57,501)
   Other current assets                                                  33,782            92,306
   Deposits and other assets                                              8,430           122,067
   Accounts payable                                                     110,252           (93,165)
   Accrued expenses                                                   2,065,064           133,970
                                                                    -----------       -----------
Net Cash Flows provided by (used in) Operating Activities             5,512,974          (104,345)
                                                                    -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Collection of notes receivable                                         1,295            47,269
   Net additions to property and equipment                             (884,248)         (848,351)
   Proceeds from sale of building                                     1,749,054                --
                                                                    -----------       -----------
Net Cash Flows provided by (used in) Investing Activities               866,101          (801,082)
                                                                    -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net                          110,088            20,000
   Borrowings                                                                --           250,000
   Repayment of debt                                                 (1,906,456)         (159,849)
                                                                    -----------       -----------
Net Cash Flows provided by (used in) Financing Activities            (1,796,368)          110,151
                                                                    -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  4,582,707          (795,276)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD                775,586         1,884,059
                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                  $ 5,358,293       $ 1,088,783
                                                                    ===========       ===========

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             June 30, 2001 and 2000
                                   (Unaudited)

NOTE 1 -- INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and intercompany eliminations) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 2 -- EARNINGS PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share ("EPS"):

                                                         Three months ended June 30,
                                 ---------------------------------------------------------------------------
                                                2001                                   2000
                                 -----------------------------------    ------------------------------------
                                                           Per share                               Per share
                                 Net income     Shares       amount      Net loss       Shares       amount
                                 ----------   ----------     ------     ----------    ----------     ------
Basic EPS                        $2,100,948   16,994,982     $ 0.12     $ (116,314)   16,977,901     $(0.01)
                                                             ======                                  ======
Effect of Dilutive Securities:
  Stock options                          --      717,152                                      --         --
  Warrants                               --       29,253                                      --         --
                                 ----------   ----------     ------     ----------    ----------     ------
Diluted EPS                      $2,100,948   17,741,387     $ 0.12     $ (116,314)   16,977,901     $(0.01)
                                 ==========   ==========     ======     ==========    ==========     ======

                                                          Six months ended June 30,
                                 ---------------------------------------------------------------------------
                                                2001                                   2000
                                 -----------------------------------    ------------------------------------
                                                           Per share                               Per share
                                 Net income     Shares       amount      Net loss       Shares       amount
                                 ----------   ----------     ------     ----------    ----------     ------
Basic EPS                        $2,602,506   17,148,261     $ 0.15     $(1,054,526)  16,965,868     $(0.06)
                                                             ======                                  ======
Effect of Dilutive Securities:
  Stock options                          --      496,673                                      --         --
  Warrants                               --           --                                      --         --
                                 ----------   ----------     ------     -----------   ----------     ------
Diluted EPS                      $2,602,506   17,644,934     $ 0.15     $(1,054,526)  16,965,868     $(0.06)
                                 ==========   ==========     ======     ===========   ==========     ======

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                             June 30, 2001 and 2000
                                   (Unaudited)


NOTE 3 -- EQUITY EXCHANGE AND SUBSEQUENT RESCISSION:

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

In March 2001, the companies agreed to rescind this equity exchange and the 424,448 shares of Capital Title Group, Inc. common stock were returned and cancelled. As a result, as of March 31, 2001, the investment in 9keys.com has been eliminated and equity of the Company adjusted accordingly.

NOTE 4 -- BUILDING SALE

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

NOTE 5 -- SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash activities.

                                                            Six months ended
                                                               June 30,
                                                          -------------------
                                                            2001       2000
                                                          --------   --------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
  Rescission of equity exchange                           $424,448   $     --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                 145,188    167,591
  Cash paid during the period for taxes                         --         --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The 2000 Form 10-KSB and the Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

OPERATING REVENUE

Operating revenue increased by $7,711,627 or 78.2% for the three months ended June 30, 2001 compared to the same period ended June 30, 2000. Operating revenue increased by 68.2% for the six month period ended June 30, 2001 compared to the same period of the prior year.

The following table presents information regarding the Company's operating revenue:

                                         Three months ended June 30,
                              -------------------------------------------------
                                              % of                        % of
                                 2001         total          2000         total
                              -----------    ------       -----------    ------
Title insurance fees, net     $11,324,460      64.5%      $ 6,053,208      61.4%
Escrow and related fees         5,505,462      31.3         3,071,230      31.2
Interest and other income         738,458       4.2           732,315       7.4
                              -----------    ------       -----------    ------
    Total revenue             $17,568,380     100.0%      $ 9,856,753     100.0%
                              ===========    ======       ===========    ======

                                          Six months ended June 30,
                              -------------------------------------------------
                                              % of                        % of
                                 2001         total          2000         total
                              -----------    ------       -----------    ------
Title insurance fees, net     $19,154,285      64.1%      $10,962,459      61.7%
Escrow and related fees         9,351,023      31.3         5,433,550      30.6
Interest and other income       1,385,977       4.6         1,375,068       7.7
                              -----------    ------       -----------    ------
    Total revenue             $29,891,285     100.0%      $17,771,077     100.0%
                              ===========    ======       ===========    ======

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

OPERATING EXPENSES

The following table presents the components of the Company's expenses and the percentage they bear to the total revenue for the respective periods:

                                        Three months ended June 30,
                             ------------------------------------------------
                                            % of                       % of
                                2001       revenue         2000       revenue
                             -----------   -------     -----------    -------
Personnel costs              $ 7,852,013      44.7%    $ 5,607,100       56.9%
Commissions and incentives     2,524,240      14.4         927,830        9.4
Rent                           1,038,268       5.9         824,485        8.4
Other operating expenses       3,985,944      22.6       2,530,578       25.7
Interest expense                  66,967       0.4          83,074        0.8
                             -----------    ------     -----------     ------
                             $15,467,432      88.0%    $ 9,973,067      101.2%
                             ===========    ======     ===========     ======

                                        Six months ended June 30,
                             ------------------------------------------------
                                            % of                       % of
                                2001       revenue         2000       revenue
                             -----------   -------     -----------    -------

Personnel costs              $14,285,417      47.8%    $10,939,573       61.6%
Commissions and incentives     3,869,507      13.0       1,474,327        8.3
Rent                           2,011,728       6.7       1,533,268        8.6
Other operating expenses       6,976,939      23.3       4,710,844       26.5
Interest expense                 145,188       0.5         167,591        0.9
                             -----------    ------     -----------     ------
                             $27,288,779      91.3%    $18,825,603      105.9%
                             ===========    ======     ===========     ======

Overall operating expenses have increased by $5,494,365 and $8,463,176 for the three and six month periods ended June 30, 2001 respectively, compared to the same periods in 2000 as a result of expansion of the Company's operations. Operating expenses decreased as a percentage of revenue to 88.0% in the three months ended June 30, 2001 from 101.2% in the comparable period in 2000. Operating expenses decreased as a percentage of revenue to 91.3% in the first six months of 2001 from 105.9% in the same period of 2000.

Personnel costs, including commissions and incentives, are the most significant component of the Company's operating expenses. Personnel costs including commissions decreased as a percentage of revenue to 59.1% for the three months ended June 30, 2001 from 66.3% in the comparable period in 2000. These decreases were a result of higher productivity coupled with the increase in revenue. Personnel costs including commissions decreased as a percentage of revenue to 60.8% in the first six months of 2001 from 69.9% in the same period of 2000.

Rent expense decreased as a percentage of revenue for the three months ended June 30, 2001 to 5.9% from 8.4% for the comparable period in 2000. Rent expense decreased as a percentage of revenue for the six months ended June 30, 2001 to 6.7% from 8.6% for the comparable period in 2000. This decrease was the result of the fixed nature of these costs in relation to the increase in revenue.

The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant access, postage and professional fees. Other operating expenses decreased as a percentage of total revenue to 22.6% for the three months ended June 30, 2001 from 25.7% in the comparable period in 2000. Other operating expenses decreased as a percentage of total revenue to 23.3% for the six months ended June 30, 2001 from 26.5% in the comparable period in 2000. These decreases were the result of cost containment efforts and the relatively fixed nature of many of these expenses in relation to the overall increase in revenue.

Interest expense has decreased for the three and six month periods ended June 30, 2001 compared to the same periods in 2000 as a result of debt retired upon the sale of the Santa Rosa building and repayment of balances outstanding under the Company's credit line.

No income tax provision was recorded by the Company for the quarter or six month period ended June 30, 2001 based on the availability of its federal net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $1,500,000 revolving line of credit, which bears interest on any outstanding balance at the prime rate. At June 30, 2001, there were no cash draws against this credit facility compared to $900,000 outstanding at December 31, 2000. There is $150,000 committed against the credit facility for a standby letter of credit pursuant to an office lease. This credit facility matures on June 1, 2002.

In January 2001, the Company sold an office building in Santa Rosa, California, which provided approximately $785,000 in cash and retired approximately $963,600 in mortgage debt related to the building. Additionally, the remaining net cash received was used to pay down the Company's revolving line of credit.

At June 30, 2001, the Company had current assets totaling $6,525,150 compared to current liabilities, which totaled $4,532,634. The Company's working capital improved to $1,992,516 at June 30, 2001 compared to a working capital deficit of $1,542,728 at December 31, 2000. Cash flows provided by operating activities were $5,512,974 for the six months ended June 30, 2001 compared to cash flows used in operating activities of $104,345 during the same period in 2000. The increase in 2001 was primarily the result of profitable operations for the period ended June 30, 2001 and an increase in accrued expenses.

Management believes that cash on hand, future cash receipts and borrowings available under its credit facility and the return to profitability in 2001 will be sufficient to meet the Company's expansion plans and to pay all obligations as they become due for the next twelve months.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $220,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $13,000 and $6,500 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. The Company is evaluating these recently issued accounting standards but does not believe that adopting these Statements will have a material impact on the Company's financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company's exposure to market risk is limited to interest rate risk on its revolving credit agreement. At June 30, 2001, the carrying amounts reported in the Company's unaudited Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and debt approximate fair value. The Company does not believe it is subject to any market risks which could reasonably be expected to have a material impact on the fair value of these assets and liabilities as reflected in the unaudited Condensed Consolidated Balance Sheets contained in this report.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company's Annual Meeting of Stockholders was held on May 30, 2001. The matters voted on at the Annual Meeting were as follows:

     (a)  Election of a slate of directors to serve a three-year term.

     (b) Ratification of KPMG LLP to serve as independent auditors for the Company.

     All matters voted on at the Annual Meeting were approved by stockholders as follows:

                                 Votes For     Votes Against     Votes Abstained
                                 ---------     -------------     ---------------
Board of Director nominees:
  Donald R. Head                11,817,470             --             13,700
  Theo F. Lamb                  11,817,370             --             13,800

Ratification of KPMG LLP        11,782,333         34,000             14,837

The Company's Board of Directors currently consists of six members and is divided into three classes, each with three year terms. The following board members with terms not expiring on the May 20, 2001 Annual Meeting: David C. Dewar, Robert B. Liverant, Stephen A McConnell and Ben T. Morris.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          None.

     b.   Reports

          There were no reports on Form 8-K filed by the Company under the Securities Exchange Act of 1934 during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TITLE GROUP, INC.

By: /s/ Donald R. Head                                     Date: August 10, 2001
    -----------------------------------------
    Donald R. Head
    Chairman of the Board, President and
    Chief Executive Officer

By: /s/ Mark C. Walker                                     Date: August 10, 2001
    -----------------------------------------
    Mark C. Walker
    Vice President, Chief Financial Officer
    and Treasurer