Form 10-Q
period 2001-09-30
CAPITAL TITLE GROUP INC
filed 2001-11-05
CIK 1017158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

Common Stock, $.001 par value, 17,364,077 shares as of October 30,2001.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

                                                                     Page Number
                                                                     -----------

Part I. FINANCIAL INFORMATION

     Item 1. Condensed Consolidated Financial Statements

          A.   Condensed Consolidated Balance Sheets as of
               September 30, 2001 (unaudited) and
               December 31, 2000                                           2

          B.   Condensed Consolidated Statements of Operations
               for the three month and nine month periods ended
               September 30, 2001 and 2000 (unaudited)                     3

          C.   Condensed Consolidated Statements of Cash Flows
               for the nine month periods ended
               September 30, 2001 and 2000 (unaudited)                     4

          D.   Notes to Condensed Consolidated Financial Statements
               (unaudited)                                                5-6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations              7-10

     Item 3. Quantitative and Qualitative Disclosure of Market Risk        11

Part II. OTHER INFORMATION

     Item 1. Legal Proceedings                                             12

     Item 2. Changes in Securities and Use of Proceeds                     12

     Item 3. Defaults upon Senior Securities                               12

     Item 4. Submission of Matters to a Vote of Security Holders           12

     Item 5. Other Information                                             12

     Item 6. Exhibits and Reports on Form 8-K                              12

     SIGNATURES                                                            12

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            September 30,    December 31,
                                                                2001             2000
                                                            ------------     ------------
                                                             (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents                                 $  7,307,679     $    775,586
  Accounts receivable, net                                       481,327          360,331
  Notes and other receivables                                    365,157          359,129
  Other current assets                                           258,503          268,298
                                                            ------------     ------------
      Total Current Assets                                     8,412,666        1,763,344

Property and equipment, net                                    9,766,751       11,011,305

Other Assets:
  Investment in title plant                                      521,278          521,278
  Deposits and other assets                                      808,896          771,337
  Goodwill                                                       223,374          233,242
                                                            ------------     ------------
      Total Assets                                          $ 19,732,965     $ 14,300,506
                                                            ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                         $     44,205     $  1,006,152
  Accounts payable                                             1,249,551          594,844
  Accrued expenses                                             4,024,069        1,705,076
                                                            ------------     ------------
    Total Current Liabilities                                  5,317,825        3,306,072

Long-term Debt, less current portion                           3,050,848        4,009,959
Other Liabilities                                                830,755          254,202

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 17,339,077 and 17,392,849 shares issued
    and outstanding in 2001 and 2000, respectively                17,339           17,393
  Paid-in capital                                             11,059,142       11,105,436
  Accumulated deficit                                           (337,769)      (4,392,556)
  Less: Cost of treasury stock, 93,607 shares                   (205,175)              --
                                                            ------------     ------------
      Total Stockholders' Equity                              10,533,537        6,730,273
                                                            ------------     ------------
      Total Liabilities and Stockholders' Equity            $ 19,732,965     $ 14,300,506
                                                            ============     ============

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Three months ended September 30,   Nine months ended September 30,
                                        --------------------------------   -------------------------------
                                             2001             2000              2001             2000
                                         ------------     ------------      ------------     ------------
REVENUE:
  Title insurance fees, net              $ 10,476,215     $  5,672,465      $ 29,630,500     $ 16,634,924
  Escrow and related fees                   5,336,999        2,839,027        14,688,022        8,272,577
  Interest and other income                   786,769          670,504         2,172,747        2,045,572
                                         ------------     ------------      ------------     ------------
                                           16,599,983        9,181,996        46,491,269       26,953,073
                                         ------------     ------------      ------------     ------------
EXPENSES:
  Personnel costs                           7,717,116        5,549,529        22,002,533       16,489,102
  Commissions and incentives                2,078,046          794,775         5,947,553        2,269,102
  Rent                                        859,418          740,353         2,544,436        2,065,277
  Other operating expenses                  4,075,293        2,758,849        11,378,942        7,678,037
  Interest                                     66,830           84,978           212,018          252,569
                                         ------------     ------------      ------------     ------------
                                           14,796,703        9,928,484        42,085,482       28,754,087
                                         ------------     ------------      ------------     ------------

Income (loss) before income taxes           1,803,280         (746,488)        4,405,787       (1,801,014)

Income taxes                                  351,000               --           351,000               --
                                         ------------     ------------      ------------     ------------
Net income (loss)                        $  1,452,280     $   (746,488)     $  4,054,787     $ (1,801,014)
                                         ============     ============      ============     ============

Net income (loss) per common share:
  Basic                                  $       0.08     $      (0.04)     $       0.24     $      (0.11)
                                         ============     ============      ============     ============
  Diluted                                $       0.08     $      (0.04)     $       0.23     $      (0.11)
                                         ============     ============      ============     ============

Weighted average shares outstanding:
  Basic                                    17,240,592       17,304,887        17,179,376       17,079,699
                                         ============     ============      ============     ============
  Diluted                                  18,243,809       17,304,887        17,845,465       17,079,699
                                         ============     ============      ============     ============

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine months ended September 30,
                                                             -------------------------------
                                                                 2001             2000
                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $ 4,054,787      $(1,801,014)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                               1,384,229        1,304,330
Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                          (120,996)        (220,534)
    Notes and other receivables                                    (8,728)         (34,157)
    Other current assets                                           (4,772)         175,603
    Deposits and other assets                                    (446,205)         131,694
    Accounts payable                                              654,707          (59,746)
    Accrued expenses                                            2,291,401          376,598
                                                              -----------      -----------
Net Cash Flows provided by (used in) Operating Activities       7,804,423         (127,226)
                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Collection of notes receivable                                  2,573           50,252
    Net additions to property and equipment                    (1,275,825)      (1,059,900)
    Proceeds from sale of building                              1,749,055               --
                                                              -----------      -----------
Net Cash Flows provided by (used in) Investing Activities         475,803       (1,009,648)
                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net                   378,100           18,500
    Purchase of treasury stock                                   (205,175)              --
    Borrowings                                                         --          200,000
    Repayment of debt                                          (1,921,058)        (198,130)
                                                              -----------      -----------
Net Cash Flows provided by (used in) Financing Activities      (1,748,133)          20,370
                                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            6,532,093       (1,116,504)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD          775,586        1,884,059
                                                              -----------      -----------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD            $ 7,307,679      $   767,555
                                                              ===========      ===========

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2001 and 2000
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and intercompany eliminations) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

NOTE 2 - EARNINGS PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share ("EPS"):

                                                           Three months ended September 30,
                                   ---------------------------------------------------------------------------------
                                                    2001                                       2000
                                   --------------------------------------    ---------------------------------------
                                                                Per share                                  Per share
                                    Net income       Shares       amount       Net loss         Shares       amount
                                   -----------     ----------     ------     -----------      ----------     ------
Basic EPS                          $ 1,452,280     17,240,592     $ 0.08     $  (746,488)     17,304,887     $(0.04)
                                                                  ======                                     ======
Effect of Dilutive Securities:
  Stock options                             --        905,926                         --              --
  Warrants                                  --         97,291                         --              --
                                   -----------     ----------                -----------      ----------
Diluted EPS                        $ 1,452,280     18,243,809     $ 0.08     $  (746,488)     17,304,887     $(0.04)
                                   ===========     ==========     ======     ===========      ==========     ======

                                                            Nine months ended September 30,
                                   ---------------------------------------------------------------------------------
                                                    2001                                       2000
                                   --------------------------------------    ---------------------------------------
                                                                Per share                                  Per share
                                    Net income       Shares       amount       Net loss         Shares       amount
                                   -----------     ----------     ------     -----------      ----------     ------
Basic EPS                          $ 4,054,787     17,179,376     $ 0.24     $(1,801,014)     17,079,699     $(0.11)
                                   ===========     ==========     ======     ===========      ==========     ======
Effect of Dilutive Securities:
  Stock options                             --        631,095                         --              --
  Warrants                                  --         34,994                         --              --
                                   -----------     ----------                -----------      ----------
Diluted EPS                        $ 4,054,787     17,845,465     $ 0.23     $(1,801,014)     17,079,699     $(0.11)
                                   ===========     ==========     ======     ===========      ==========     ======

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                           September 30, 2001 and 2000
                                   (Unaudited)

NOTE 3 - EQUITY EXCHANGE AND SUBSEQUENT RESCISSION

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

                                                           Nine months ended
                                                              September 30,
                                                        ------------------------
                                                           2001           2000
                                                        ---------      ---------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
  Issuance/(rescission) of equity exchange              $(424,448)     $ 424,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                212,018        252,569
  Cash paid during the period for taxes                    77,500             --

NOTE 6 - PENDING ACQUISITION

In September 2001, the Company's California subsidiary, New Century Title Company, executed a definitive agreement to acquire BridgeSpan Title Company's title and escrow operations for the northern California counties of Santa Clara, San Mateo and Sacramento for approximately $3.3 million. The transaction includes six branch offices and ownership interest in joint title plants for the counties. The agreement is subject to regulatory approval and contains customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The 2000 Form 10-KSB should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

OPERATING REVENUE

Operating revenue increased by $7,417,987 or 80.8% for the three months ended September 30, 2001 compared to the same period ended September 30, 2000. Operating revenue increased by 72.5% for the nine- month period ended September 30, 2001 compared to the same period of the prior year.

The following table presents information regarding the Company's operating revenue:

                                         Three months ended September 30,
                                  ----------------------------------------------
                                                  % of                     % of
                                     2001        total        2000        total
                                  -----------    -----     -----------    -----
Title insurance fees, net         $10,476,215     63.1%    $ 5,672,465     61.8%
Escrow and related fees             5,336,999     32.2       2,839,027     30.9
Interest and other income             786,769      4.7         670,504      7.3
                                  -----------    -----     -----------    -----
    Total revenue                 $16,599,983    100.0%    $ 9,181,996    100.0%

                                          Nine months ended September 30,
                                  ----------------------------------------------
                                                  % of                     % of
                                     2001        total        2000        total
                                  -----------    -----     -----------    -----
Title insurance fees, net         $29,630,500     63.7%    $16,634,924     61.7%
Escrow and related fees            14,688,022     31.6       8,272,577     30.7
Interest and other income           2,172,747      4.7       2,045,572      7.6
                                  -----------    -----     -----------    -----
    Total revenue                 $46,491,269    100.0%    $26,953,073    100.0%

The Company's primary business is providing title and escrow services in four counties in Arizona and eight counties in California. The increase in revenue is due to continued expansion of our branch offices, increased market share in existing operations and a favorable real estate market resulting from reductions in mortgage interest rates.

For the three and nine month periods ended September 30, 2001, the average revenue per closed order decreased to $992 and $962 compared with $1,075 and $1,108 in the comparable periods in 2000. The decrease in the revenue per closed order resulted from an increase in the mix of refinance orders, which have lower fee per order than the Company's residential resale orders. Following is a summary of opened and closed title and escrow orders by quarter for 2001 and 2000.

                                         Orders      Orders
                                         Opened      Closed
                                         ------      ------
                 2001
                   First Quarter         26,721      12,758
                   Second Quarter        25,284      18,843
                   Third Quarter         23,860      16,736
                                         ------      ------
                                         75,865      48,337
                 2000
                   First Quarter         11,432       7,001
                   Second Quarter        12,636       8,783
                   Third Quarter         12,462       8,543
                                         ------       -----
                                         36,530      24,327

OPERATING EXPENSES

The following table presents the components of the Company's expenses and the percentage they bear to the total revenue for the respective periods:

                                         Three months ended September 30,
                                 ----------------------------------------------
                                                  % of                     % of
                                     2001       revenue       2000       revenue
                                 -----------     -----    -----------     -----
Personnel costs                  $ 7,717,116      46.5%   $ 5,549,529      60.4%
Commissions and incentives         2,078,046      12.5        794,775       8.7
Rent                                 859,418       5.2        740,353       8.1
Other operating expenses           4,075,293      24.5      2,758,849      30.0
Interest expense                      66,830       0.4         84,978       0.9
                                 -----------     -----    -----------     -----
                                 $14,796,703      89.1%   $ 9,928,484     108.1%

                                         Nine months ended September 30,
                                  ----------------------------------------------
                                                  % of                     % of
                                     2001       revenue       2000       revenue
                                 -----------     -----    -----------     -----
Personnel costs                  $22,002,533      47.3%   $16,489,102      61.2%
Commissions and incentives         5,947,553      12.8      2,269,102       8.4
Rent                               2,544,436       5.5      2,065,277       7.7
Other operating expenses          11,378,942      24.5      7,678,037      28.5
Interest expense                     212,018       0.4        252,569       0.9
                                 -----------     -----    -----------     -----
                                 $42,085,482      90.5%   $28,754,087     106.7%

Overall operating expenses have increased by $4,868,219 and $13,331,395 for the three and nine month periods ended September 30, 2001 respectively, compared to the same periods in 2000 as a result of expansion of the Company's operations. Operating expenses decreased as a percentage of revenue to 89.1% in the three months ended September 30, 2001 from 108.1% in the comparable period in 2000. Operating expenses decreased as a percentage of revenue to 90.5% in the first nine months of 2001 from 106.7% in the comparable period in 2000.

Personnel costs, including commissions and incentives, are the most significant component of the Company's operating expenses. Personnel costs including commissions decreased as a percentage of revenue to 59.0% for the three months ended September 30, 2001 from 69.1% in the comparable period in 2000. Personnel costs including commissions decreased as a percentage of revenue to 60.1% in the first nine months of 2001 from 69.6% in the same period of 2000. These decreases were a result of higher productivity coupled with the increase in revenue.

Rent expense decreased as a percentage of revenue for the three months ended September 30, 2001 to 5.2% from 8.1% for the comparable period in 2000. Rent expense decreased as a percentage of revenue for the nine months ended September 30, 2001 to 5.5% from 7.7% for the comparable period in 2000. This decrease was the result of the fixed nature of these costs in relation to the increase in revenue.

The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant access, postage and professional fees. Other operating expenses decreased as a percentage of total revenue to 24.5% for the three months ended September 30, 2001 from 30.0% in the comparable period in 2000. Other operating expenses decreased as a percentage of total revenue to 24.5% for the nine months ended September 30, 2001 from 28.5% in the comparable period in 2000. These decreases were the result of cost containment efforts and the relatively fixed nature of many of these expenses in relation to the overall increase in revenue.

Interest expense has decreased for the three and nine-month periods ended September 30, 2001 compared to the same periods in 2000, as a result of debt retired upon the sale of the Santa Rosa building and repayment of balances outstanding under the Company's credit line.

The Company recorded an income tax provision of $351,000 for the quarter and nine-month period ended September 30, 2001 based on estimated tax rates after utilizing its remaining federal net operating loss carryforward. As of September 30, 2001, the Company has fully utilized its net operating loss carry forward and will record an income tax provision against future earnings at an estimated rate of approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $1,500,000 revolving line of credit, which bears interest on any outstanding balance at the prime rate. At September 30, 2001, there were no cash draws against this credit facility compared to $900,000 outstanding at December 31, 2000. There is $75,000 committed against the credit facility for a standby letter of credit pursuant to an office lease. This credit facility matures on June 1, 2002.

In January 2001, the Company sold an office building in Santa Rosa, California, which provided approximately $785,000 in cash and retired approximately $963,600 in mortgage debt related to the building. Additionally, the remaining net cash received was used to pay down the Company's revolving line of credit.

In September 2001, the Company's Board of Directors authorized a stock repurchase program of up to one million shares of its outstanding common stock. As of October 30, 2001, 101,507 shares have been repurchased under this program at a total cost of $222,190.

At September 30, 2001, the Company had current assets totaling $8,412,666 compared to current liabilities, which totaled $5,317,825. The Company's working capital improved to $3,094,841 at September 30, 2001 compared to a working capital deficit of $1,542,728 at December 31, 2000. Cash flows provided by operating activities were $7,804,423 for the nine months ended September 30, 2001 compared to cash flows used in operating activities of $127,226 during the same period in 2000. The increase in 2001 was primarily the result of profitable operations for the period ended September 30, 2001 and an increase in accrued expenses.

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

As of the date of adoption, the Company expects to have unamortized goodwill of approximately $220,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $13,000 and $9,868 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. The Company is evaluating these recently issued accounting standards but does not believe that adopting these Statements will have a material impact on the Company's financial statements.

On October 3, 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement.

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS--REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced managements' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. At the current time, management does not believe that the adoption of this statement on January 1, 2002 will have a material impact on the Company's financial position.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company's exposure to market risk is limited to interest rate risk on its revolving credit agreement. At September 30, 2001, the carrying amounts reported in the Company's unaudited Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and debt approximate fair value. The Company does not believe it is subject to any market risks, which could reasonably be expected to have a material impact on the fair value of these assets and liabilities as reflected in the unaudited Condensed Consolidated Balance Sheets contained in this report.

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

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

        None.

     b. Reports

        There were no reports on Form 8-K filed by the Company under the Securities Exchange Act of 1934 during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TITLE GROUP, INC.

By: /s/ Donald R. Head                                    Date: October 30, 2001
    ---------------------------------------
    Donald R. Head
    Chairman of the Board, President and
    Chief Executive Officer

By: /s/ Mark C. Walker                                    Date: October 30, 2001
    ---------------------------------------
    Mark C. Walker
    Vice President, Chief Financial Officer
    and Treasurer