Form 10-K405
period 2001-12-31
CAPITAL TITLE GROUP INC
filed 2002-03-21
CIK 1017158

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2001

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On March 5, 2002, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $26,969,000. This figure was estimated based the on March 5, 2002 closing price of the Company's common stock. The number of shares of Common Stock outstanding on March 5, 2002 was 17,220,281.

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on May 22, 2002 are incorporated by reference into Part III hereof.

                                     PART I

ITEM 1. BUSINESS

COMPANY HISTORY AND OVERVIEW

     Capital Title Group, Inc. (the "Company") is a Delaware corporation which acts as the parent holding company of the following subsidiaries:

     Capital Title Agency, Inc. ("Capital Title") is an Arizona corporation, which has operated under the authority of the Arizona State Banking Commission since November 1981. Capital Title is an independent title agency that provides escrow services and, as an agent for five title insurance companies, issues title insurance policies to the real estate industry in Maricopa, Yavapai, Mohave and Pinal Counties in Arizona. Capital Title currently operates 34 offices located throughout Maricopa, Yavapai and Mohave Counties in Arizona.

     New Century Title Company ("New Century"), a California corporation that began operations in July 1998, is an independent title agency that provides escrow and title services to the real estate industry in selected California counties. New Century currently has 12 offices in southern California where it is licensed to conduct business in San Diego, Orange, Riverside, San Bernardino and Los Angeles Counties. New Century also has operations in northern California, which it obtained by acquisition in November 1998. New Century has an additional 12 offices in northern California, where it is licensed to conduct business in Sonoma, Contra Costa and Alameda Counties. In March 2002, New Century received its license to conduct business in the northern California counties of Santa Clara, San Mateo and Sacramento.

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

     The executive offices of the Company are located at 2901 East Camelback Road, Phoenix, Arizona 85016, the telephone number is (602) 954-0600 and the website is www.capitaltitlegroup.com.

COMPANY OPERATIONS

     The Company is an independent title agency providing escrow services and, as an agent for First American Title Insurance Company, Stewart Information Services Corporation, United General Insurance Company, Old Republic Insurance Company and American Pioneer Title Insurance Company, issues title insurance policies to service the real estate industry. As a title insurance agent, the Company derives revenue from providing title search services and issuing title insurance policies on behalf of the underwriter.

     Capital Title's operations commenced in 1981 in Prescott, Arizona. The Company is licensed to conduct business in four counties in Arizona and 11 counties in California. During late 1996 the Company began its expansion in Maricopa County, Arizona and in 1998 expanded into Mohave County, Arizona along with entering the California market.

     The Company's operations have been influenced by the geographic locations in which it operates. Arizona and California rank among the top states in the nation in the rate of new job creation, population growth and gains in personal income. These states have some of the largest single family housing markets in the nation including the Los Angeles, San Diego, Oakland and Phoenix metropolitan areas.

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

     The Company possesses advanced title report generation and processing technology that combines title information from multiple sources via electronic data exchange. This technology facilitates expansion of the Company's operations in existing markets, and management believes it provides a competitive advantage compared to the technology of competing title companies.

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

     DIRECT VS. AGENCY SALES. Preliminary reports and commitments to issue policies are prepared by title underwriters (direct sales) or by independent agents on behalf of the underwriters (agency sales). The terms and conditions upon which the real property will be insured are determined in accordance with the standard policies and procedures of the title underwriter. In direct sales, the title underwriter issues the preliminary report and commitment and retains the entire title premium paid in connection with the transaction. In agency sales, the search and examination function is performed by the independent agent and the vast majority of the premium collected is retained by the agent, with the balance remitted to the title underwriter. The Company competes against both title underwriters and other independent agents.

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

     (iv) Once the transaction is closed and all monies have been released, a final policy is issued (a) to the owner and the lender on a sale transaction or (b) to the lender only on a refinancing transaction.

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

     During 2001, there was a significant increase in the refinance market from prior year levels as a result of decreased mortgage interest rates.

COMPANY STRATEGY

     The Company's strategy is to pursue aggressive growth in the title insurance industry in the Southwestern United States. Essential elements of the Company's strategy are as follows:

     COMMITMENT TO SERVICE. The Company is built on three basic entrepreneurial premises: (1) every employee is a salesperson for the Company; (2) the Company's services are a one-stop, computer-based contact point for complete real estate transactions; and (3) success is achieved through a focus on an unequaled quality of customer service. Because title insurance policies and escrow functions are generally standardized, the level of service provided is the key differentiating factor among competitors in the title industry. Through its commitment to customer service, the Company seeks to build lasting relationships with its real estate industry clients.

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

     MANAGEMENT. The Company recognizes that its aggressive growth plan calls for executive management with extensive industry operational and expansion experience. The Company was co-founded by Donald R. Head, and he has served as Chairman of the Board and Chief Executive Officer since inception. Mr. Head has extensive experience as a real estate developer and entrepreneur within the real estate industry and has 20 years of experience in the title insurance industry.

     Milt Ferrantelli, President and CEO of Capital Title Agency, joined the Company in 1997. Prior to joining the Company, Mr. Ferrantelli purchased United Title Insurance Agency in 1986 with two active partners and served as its President and Chief Executive Officer, prior to its acquisition by Norwest Financial in 1994. Mr. Ferrantelli has over 20 years of experience in the title and escrow industry in the Arizona marketplace.

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

COMPANY OPERATIONS

     The Company reported revenue of $64.4 million for the year ended December 31, 2001 compared to $36.9 million for the year ended December 31, 2000. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

     The escrow officers and assistants typically prepare escrow documents pursuant to the real estate contract. The escrow instructions provide guidance to all concerned parties as to the conditions required for the real estate transaction. The escrow officers then receive funds and disburse them pursuant to the escrow instructions.

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

     The accumulation of title data from public records which provides the history of each parcel of real estate in a particular county is referred to as a "title plant." The Company has entered into multi-year service agreements for title plant access in the counties it operates. In certain counties, the Company may be a partial owner in a title plant or own a title plant which contains data prior to the time period covered by a third party title plant provider. The Company believes it will be able to obtain access to title plants on terms and conditions that are acceptable to it as the Company expands into other markets; however, there can be no assurance in this regard.

     CLAIMS AND UNDERWRITING. The Company provides title insurance as an agent of five title insurance companies. These services are provided pursuant to Underwriting Agreements with each of these underwriters which state the conditions on which the Company is authorized to issue a title insurance policy on behalf of the underwriter and prescribe the circumstances under which the Company may be liable to the underwriter if a policy loss is attributable to errors made by the Company.

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

SEASONALITY

     The title insurance business is closely related to overall levels of real estate sales activity. Historically, real estate sales activity slows down in the winter months with volumes showing significant improvements in the spring and summer months. In addition, the title insurance business is cyclical due to the effect of interest rate fluctuations on the level of real estate sales activity. Periods of high interest rates adversely effect real estate activity and therefore title and escrow revenues.

COMPETITION

     The title insurance business is highly competitive. Companies with significant market share in Arizona and California include First American, Chicago Title, Old Republic, Stewart Title, Fidelity Title and Lawyers Title. The number and size of competing companies varies in different geographic areas. In those areas where the Company operates and intends to operate the Company will face competition from other independent agencies and major national insurance underwriters, many of which have financial and other resources significantly greater than those of the Company. The Company believes that quality and timeliness of service are the key competitive factors in the industry because parties to a real estate transaction are usually concerned with time schedules and costs associated with delays in the closing of transactions. In those states where prices are not established by regulation, the price of title insurance is also an important competitive factor.

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

EMPLOYEES

     As of December 31, 2001, the Company had a total of 710 employees, of which 347 were located in Arizona and 363 in California. The Company believes that its relations with its employees are excellent.

ITEM 2. PROPERTIES

     The Company conducts its business operations primarily in leased office space. The Company currently leases offices at 59 locations with remaining lease periods ranging from one to sixty months. The Company's monthly rental payments at the foregoing locations are approximately $293,100. The Company owns a 24,000 square foot building in Phoenix, Arizona, which includes its corporate headquarters and its Maricopa County operations. In January 2001, the Company entered into a sale-lease back transaction in which it sold and leased back a 14,250 square foot building in Santa Rosa, California.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in certain legal actions, which arise in the normal course of its title business. The Company believes, based on the advice of legal counsel, that none of these claims are material to the Company, either individually or in the aggregate, and the final outcome will not have a material adverse affect on the Company's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been quoted on The Nasdaq SmallCap Market under the symbol "CTGI" since September 21, 1998 and on the OTC Electronic Bulletin Board from May 15, 1997 to September 20, 1998.

     The following table sets forth high and low reported bid prices of the Company's Common Stock for the periods indicated. Bid quotations represent interdealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                Date                                High           Low
-------------------------------------              -----          -----
2000  First Quarter                                $2.06          $ .25
      Second Quarter                                1.75           1.00
      Third Quarter                                 1.37            .81
      Fourth Quarter                                3.56            .43
2001  First Quarter                                 1.59            .94
      Second Quarter                                2.74           1.06
      Third Quarter                                 2.90           1.95
      Fourth Quarter                                2.54           2.00
2002  First Quarter (through March 1)               2.34           2.00

     As of December 31, 2001, the Company had issued and outstanding 17,065,381 shares of common stock. In addition, 3,900,000 shares are reserved for issuance under the Company's 1996 Stock Option Plan and 600,000 shares are reserved for issuance under the Company's Non-Employee Directors Plan. At December 31, 2001, there were approximately 1,100 holders of record of the Company's common stock.

     In March 1998, the Company issued 463,500 warrants in conjunction with a private placement. Each warrant entitles the holder to purchase one share of the Company's common stock at $2.50 until December 31, 2002. In April 1998, the Company issued 308,642 warrants to an investment banking firm that acted as placement agent in connection with another private placement. Each warrant entitles the holder to purchase one share of the Company's common stock at $1.62 until May 1, 2002.

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

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data-Five Year Summary
  (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

For The Year:                                     2001        2000        1999        1998        1997
                                                --------    --------    --------    --------    --------
Title insurance fees, net                       $ 41,161    $ 22,628    $ 20,808    $ 13,175    $  4,865
Escrow and related fees                           20,468      11,447      11,088       7,535       2,718
Interest and other income                          2,807       2,823       2,080       1,037         271
                                                --------    --------    --------    --------    --------
Total revenue                                     64,436      36,898      33,976      21,747       7,854
Net income (loss)                                  5,070      (2,252)     (1,969)      1,676        (245)
Net cash flows provided by (used in)
operating activities                               9,674         121      (2,075)      2,472        (199)
Net cash flows used in investing activities         (582)     (1,369)     (3,674)     (3,080)       (768)
Net cash flows provided by (used in)
financing activities                              (2,190)        140       2,799       5,243       1,089
Per share data:
Net income (loss) per common share - Diluted        0.28       (0.13)      (0.12)       0.11       (0.02)
Weighted average shares outstanding - Diluted     18,031      17,158      16,868      15,938      11,088
At Year End:
Total assets                                    $ 21,025    $ 14,301    $ 15,199    $ 16,528    $  2,254
Long term obligations                              3,873       4,264       4,556       1,885         415
Stockholders' equity                              11,104       6,730       8,544      10,790         818

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto included elsewhere in this report. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period.

     CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management of the Company evaluates estimates and assumptions based upon historical experience and various other factors and circumstances. The Company believes its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Management believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to bad debts, impairment of intangible assets and long lived assets, reserves related to escrow and title policy losses, reserves related to self-funded insurance programs, and contingencies and litigation. For additional information on accounting policies, refer to Note 1 in the Notes to the Company's Consolidated Financial Statements. Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances;

however,   should  future  events  or   occurrences   result  in   unanticipated
consequences, there could be a material impact on our future financial condition or results of operations.

OVERVIEW

     Capital Title Group, Inc. reported a net income of $5,070,270 for the year ended December 31, 2001 compared to net losses of $2,252,287 and $1,969,027 for the years ended December 31, 2000 and 1999, respectively. The significant improvement in earnings was due in part to a strong housing market and a record level of refinance transactions resulting from low mortgage interest rates. The losses in prior years resulted from losses in the Company's California operations due to a downturn in refinance business resulting from increased interest rates in 1999 and 2000 and costs associated with expanding its infrastructure and branch operations.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of the Company's revenue and expenses along with the percentage they bear to total revenue:

                                                    For The Years Ended December 31,
                                ------------------------------------------------------------------------
                                    2001         %            2000         %            1999         %
                                -----------    -----      -----------    -----      -----------    -----
Title insurance fees, net       $41,160,736     63.9%     $22,628,088     61.3%     $20,808,128     61.3%
Escrow and related fees          20,468,323     31.8       11,446,792     31.0       11,087,910     32.6
Interest and other income         2,806,692      4.3        2,823,440      7.7        2,080,470      6.1
                                -----------    -----      -----------    -----      -----------    -----
                                $64,435,751    100.0%     $36,898,320    100.0%     $33,976,508    100.0%
                                ===========    =====      ===========    =====      ===========    =====

Personnel cost                  $30,717,974     47.6%     $22,224,246     60.2%     $20,819,793     61.3%
Escrow commissions                8,258,437     12.8        3,243,248      8.8        2,781,947      8.2
Rent                              4,225,423      6.6        3,297,689      8.9        2,459,120      7.2
Other operating expenses         15,118,823     23.5       10,083,323     27.4        9,598,155     28.3
Interest expense                    277,252      0.4          334,756      0.9          286,520      0.8
                                -----------    -----      -----------    -----      -----------    -----
                                $58,597,909     90.9%     $39,183,262    106.2%     $35,945,535    105.8%
                                ===========    =====      ===========    =====      ===========    =====
Opened orders                       110,620                    49,616                    46,211
Closed orders                        69,320                    33,789                    32,914
Average revenue per
closed order                    $       930               $     1,093               $     1,032

FISCAL 2001 COMPARED TO FISCAL 2000

     The Company's revenues increased by $27,537,431 or 74.6% for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The increase is primarily attributable to a favorable real estate and refinance market, the Company's expansion and increased market share. The decrease during 2001in the revenue per closed order resulted from an increase in the mix of refinance orders, which have lower fee per order than the Company's residential resale orders.

     The Company's revenue from title insurance and escrow fees is primarily from three sources: residential resale, lender/refinance and commercial. The Company's marketing plan is to have the vast majority of the Company's title and escrow revenue be derived from the resale business. Historically, the resale business has been more consistent and less subject to fluctuations than commercial, new home sales, or refinancing segments of the market. The commercial, new home sales and refinancing segments tend to be more influenced by interest rates and other economic conditions.

     Title insurance fees are net of title remittance fees paid pursuant to title insurance underwriting agreements the Company has with five national title companies. Title remittance fees were $4,416,665, $2,518,608 and $2,170,919 for the years ended December 31, 2001, 2000 and 1999, respectively.

     Personnel costs, including commissions, are the most significant component of the Company's operating expenses. The number of people employed by the Company increased from 493 on December 31, 2000 to 710 on December 31, 2001. For the year ended December 31, 2001, personnel costs including commissions were 60.4% of total revenue compared to 69.0% of total revenue for the year ended December 31, 2000. This decrease was a result of higher productivity coupled with the increase in revenue.

     Rent expense decreased as a percentage of revenue in the year ended December 31, 2001 to 6.6% from 8.9% in 2000. This decrease was the result of the relatively fixed nature of these costs coupled with the increase in revenue.

     The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant maintenance and access, postage and professional fees. Other operating expenses decreased as a percentage of total revenue to 23.5% in 2001 from 27.4% in 2000. This decrease was the result of cost containment efforts and the relatively fixed nature of many of these expenses in relation to the overall increase in revenues.

     An income tax provision of $768,000 was recorded for the year ended December 31, 2001. The availability of net operating loss carryforwards resulted in a much lower tax provision in 2001 than would be expected based on statutory income tax rates. No provision was recorded for 2000 as a result of the net loss reported that year. As of December 31, 2001, the Company has fully utilized its net operating loss carryforward, which will result in future operating income being taxed at statutory rates approximating 40%.

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

LIQUIDITY AND CAPITAL RESOURCES

     Capital Title Group requires capital to expand its geographical base, further implement its market penetration program, recruit and train new personnel and purchase additional property and equipment to implement its expansion program. During the year ended December 31, 2001, the Company financed its operating and business development activities through operating cash flows and through the use of cash on hand.

     The Company has a $1,500,000 revolving line of credit, which bears interest on any outstanding balance at the prime rate (4.75% at December 31, 2001). At December 31, 2001, there were no cash draws against this credit facility compared to $900,000 outstanding at December 31, 2000. There is $75,000 committed against the credit line for a standby letter of credit pursuant to an office lease. This credit facility matures in May 2002, but the Company anticipates renewing this line of credit for an additional one-year term.

     In January 2001, the Company sold an office building in Santa Rosa, California which provided approximately $785,000 in cash and retired $963,600 in debt related to the building. Additionally, the remaining net cash received was used to pay down the Company's revolving line of credit.

     At December 31, 2001, the Company had current assets totaling $8,593,831 compared to current liabilities, which totaled $6,047,862. Cash flows provided by operating activities were $9,673,914 for the year ended December 31, 2001 compared to cash flows provided by operating activities of $121,007 in 2000. The increase in 2001 was primarily the result of an improvement in operating results with net income of $5,070,270 for the year ended December 31, 2001 compared to a net loss of $2,252,287 in the prior year. The principal non-operating uses of cash for the year ended December 31, 2001 were $2,178,535 expended for the purchase of property and equipment, $1,933,276 in debt service payments and $715,284 expended for the purchase of its common stock. Other sources of non-operating cash for 2001 came from the sale of a building and from employees exercising stock options in the amount of $1,749,055 and $458,292, respectively.

     In September 2001, the Company executed a definitive agreement to acquire BridgeSpan Title Company's title and escrow operations for the northern
California counties of Santa Clara, San Mateo and Sacramento for approximately $3.3 million, subject to adjustments. The transaction includes five branch offices and ownership interest in joint title plants for the counties. The agreement is subject to regulatory approval and contains customary closing conditions. The Company has a commitment for a prime rate three year term loan to finance $1.5 million of the purchase price.

     In September 2001, the Company's Board of Directors authorized a stock repurchase program of up to one million shares of its outstanding common stock. As of December 31, 2001, an aggregate of 333,896 shares had been repurchased under this program at a total cost of $715,284. Between December 31, 2001 and March 5, 2002, the Company has paid an additional $180,971 (net of proceeds in the case of shares repurchased related to the exercise of stock options) to repurchase 203,300 shares of its common stock.

     The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from active escrow, trust and account servicing files. The balances in these accounts have not been included in these consolidated financial statements. As of December 31, 2001, the accounts contain balances of approximately $254,810,000. In the case of a loss in escrow accounts, the Company has financial exposure for these balances.

     The Company's future debt and lease obligations are summarized by year as follows:

                          Debt           Minimum Lease        Total Cash
                       Maturities         Commitments         Obligations
                      -----------         -----------         -----------
            2002      $    40,766         $ 3,532,472         $ 3,573,238
            2003           31,890           2,928,926           2,960,816
            2004           33,947           2,100,989           2,134,936
            2005           37,664           1,040,317           1,077,981
            2006           40,966             665,422             706,388
      Thereafter        2,897,602           5,008,462           7,906,064
                      -----------         -----------         -----------
                      $ 3,082,835         $15,276,588         $18,359,423
                      ===========         ===========         ===========

     Management believes that cash on hand, anticipated future cash receipts and borrowings available under its credit facility will be sufficient to meet the Company's expansion plans and to pay all obligations as they become due for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

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

     Statement 141 requires, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     As of the date of adoption, the Company expects to have unamortized goodwill of approximately $205,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $13,000 for the year ended December 31, 2001. The Company is evaluating these recently issued accounting standards but does not believe that adopting these Statements will have a material impact on the Company's consolidated financial statements.

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

     Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced managements' ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. At the current time, management does not believe that the adoption of this statement on January 1, 2002 will have a material impact on the Company's financial position, results of operations or liquidity.

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains certain forward-looking statements. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among others, these forward-looking statements are based on assumptions that (a) volume of real estate transactions in the Company's market areas will remain at sufficient levels to support the Company's business, (b) the Company will be able to successfully integrate acquired businesses and the results of operations therefrom will support the acquisition price, (c) the Company will be able to retain, and when needed, add key personnel, (d) the Company's forecasts will accurately anticipate market demand, (e) there will be no material adverse changes in the Company's existing operations and (f) the Company will be able to obtain sufficient equity or debt funding to increase its capital resources by the amount needed for new business acquisitions, if any. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the Company's plans or objectives will be achieved.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's exposure to market risk is limited to interest rate risk on its revolving credit agreement which bears interest at the prime rate. The Company does not have any derivative financial instruments. At December 31, 2001, the carrying amounts reported in the Company's Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and debt approximate fair value. The Company does not believe it is subject to any market risks, which could reasonably be expected to have a material impact on the fair value of these assets and liabilities as reflected in the unaudited Condensed Consolidated Balance Sheets contained in this report.

     The Company's business is cyclical due to the effect of interest rate fluctuations on the level of real estate activity. Periods of high interest rates adversely effect real estate activity and therefore title and escrow revenues. In addition, the amount of interest income derived from available cash is subject to interest rate fluctuations.

ITEM 8. FINANCIAL STATEMENTS

                          Independent Auditors' Report

Stockholders and Board of Directors
Capital Title Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Capital Title Group, Inc. and subsidiaries (the Company) as of December 31, 2001 and
2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                  /s/ KPMG LLP


Phoenix, Arizona
February 28, 2002

                         Report of Independent Auditors

Stockholders and Board of Directors
Capital Title Group, Inc.:

     We have audited the consolidated balance sheet of Capital Title Group, Inc. and subsidiaries (the Company) as of December 31, 1999 (not presented separately herein) and the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999and the consolidated results of their operations and cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                              /s/ Ernst & Young LLP


Phoenix, Arizona
March 3, 2000

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                                                ---------------------------
                                                                    2001           2000
                                                                ------------   ------------
ASSETS
Current Assets:
    Cash and cash equivalents                                   $  7,676,760   $    775,586
    Accounts receivable, net                                         462,793        360,331
    Notes and other receivables                                      261,390        359,129
    Other current assets                                             192,888        268,298
                                                                ------------   ------------
         Total Current Assets                                      8,593,831      1,763,344

Property and Equipment, net                                       10,075,328     11,011,305

Other Assets:
    Notes receivable                                                  48,018         47,929
    Investment in title plant                                        677,481        521,278
    Deposits and other assets                                      1,088,213        723,408
    Goodwill                                                         205,237        233,242
    Deferred income taxes                                            337,276             --
                                                                ------------   ------------
         Total Assets                                           $ 21,025,384   $ 14,300,506
                                                                ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current portion of long-term debt                           $     40,766   $  1,006,152
    Accounts payable                                               1,934,599        869,688
    Accrued expenses                                               4,072,497      1,430,232
                                                                ------------   ------------
         Total Current Liabilities                                 6,047,862      3,306,072

Long-term debt, less current portion                               3,042,069      4,009,959
Other Liabilities                                                    831,191        254,202

Commitments, Contingencies and Subsequent Events

Stockholders' Equity:
    Common stock, $.001 par value, 50,000,000 shares
        Authorized; 17,065,381 and  17,392,849 shares
        issued and outstanding in 2001 and 2000, respectively         17,065         17,393
    Additional paid-in capital                                    10,911,469     11,105,436
    Retained earnings (accumulated deficit)                          175,728     (4,392,556)
                                                                ------------   ------------
         Total Stockholders' Equity                               11,104,262      6,730,273
                                                                ------------   ------------
                  Total Liabilities and Stockholders' Equity    $ 21,025,384   $ 14,300,506
                                                                ============   ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Years ended December 31,
                                           -------------------------------------------
                                               2001           2000            1999
                                           ------------   ------------    ------------
REVENUE:
    Title insurance fees, net              $ 41,160,736   $ 22,628,088    $ 20,808,128
    Escrow and related fees                  20,468,323     11,446,792      11,087,910
    Interest and other income                 2,806,692      2,823,440       2,080,470
                                           ------------   ------------    ------------
         Total Revenue                       64,435,751     36,898,320      33,976,508
                                           ------------   ------------    ------------

EXPENSES:
    Personnel costs                          30,717,974     22,224,246      20,819,793
    Escrow commissions                        8,258,437      3,243,248       2,781,947
    Rent                                      4,225,423      3,297,689       2,459,120
    Other operating expenses                 15,118,823     10,083,323       9,598,155
    Interest expense                            277,252        334,756         286,520
                                           ------------   ------------    ------------
         Total Expenses                      58,597,909     39,183,262      35,945,535
                                           ------------   ------------    ------------

    Income (loss) before income taxes         5,837,842     (2,284,942)     (1,969,027)

    Income tax expense(benefit)                 767,572        (32,655)             --
                                           ------------   ------------    ------------

    Net income / (loss)                    $  5,070,270   $ (2,252,287)   $ (1,969,027)
                                           ============   ============    ============

    Net income (loss) per common share:
         Basic                             $       0.29   $      (0.13)   $      (0.12)
                                           ============   ============    ============
         Diluted                           $       0.28   $      (0.13)   $      (0.12)
                                           ============   ============    ============

    Weighted average shares outstanding:
         Basic                               17,230,950     17,158,414      16,868,292
                                           ============   ============    ============
         Diluted                             18,031,252     17,158,414      16,868,292
                                           ============   ============    ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   Common Stock                              Retained
                                           ----------------------------     Additional       Earnings
                                                               Par            Paid-in      (Accumulated
                                              Shares          Value           Capital         Deficit)          Total
                                           ------------    ------------    ------------    ------------    ------------
Balance at December 31, 1998                 16,926,791    $     16,927    $ 10,944,294    $   (171,242)   $ 10,789,979

Shares issued in connection with
options exercised                               127,900             128         127,772              --         127,900

Escrowed shares to Northwestern's
stockholders returned to Company               (146,790)           (147)       (453,998)             --        (454,145)

Shares issued to retire debt                     15,000              15          29,985              --          30,000

Shares issued for building                       25,000              25          19,124              --          19,149

Net loss                                             --              --              --      (1,969,027)     (1,969,027)
                                           ------------    ------------    ------------    ------------    ------------
    Balance at December 31, 1999             16,947,901          16,948      10,667,177      (2,140,269)      8,543,856

Shares issued in connection with
options exercised                                20,500              21          18,480              --          18,501

Shares issued in connection with
a cost basis investment, net                    424,448             424         419,779              --         420,203

Net loss                                             --              --              --      (2,252,287)     (2,252,287)
                                           ------------    ------------    ------------    ------------    ------------
    Balance at December 31, 2000             17,392,849          17,393      11,105,436      (4,392,556)      6,730,273

Shares issued in connection with
options exercised                               438,300             438         457,854              --         458,292

Shares cancelled in connection
with rescission of cost basis investment
and return of escrowed shares from
a 1998 acquisition                             (431,872)           (432)       (438,857)             --        (439,289)

Shares repurchased and cancelled               (333,896)           (334)       (212,964)       (501,986)       (715,284)

Net income                                           --              --              --       5,070,270       5,070,270
                                           ------------    ------------    ------------    ------------    ------------
    Balance at December 31, 2001             17,065,381    $     17,065    $ 10,911,469    $    175,728    $ 11,104,262
                                           ============    ============    ============    ============    ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended December 31,
                                                                  -----------------------------------------
                                                                     2001            2000           1999
                                                                  -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $ 5,070,270    $(2,252,287)   $(1,969,027)
Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
    Depreciation and amortization                                   1,981,658      1,678,566      1,389,924
    Benefit for deferred income taxes                                (337,276)            --             --
Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                              (102,462)      (249,535)       181,489

    Notes and other receivables                                        94,439        (62,014)        36,253

    Other current assets                                               60,843        142,413        163,842

    Deposits and other assets                                        (773,578)        74,738          1,258
    Accounts payable                                                1,064,911        232,058       (253,345)
    Accrued expenses                                                2,642,265        686,102     (1,637,598)
    Other liabilities                                                 (27,156)      (129,034)        12,421
                                                                  -----------    -----------    -----------
Net Cash Flows provided by (used in) Operating Activities           9,673,914        121,007     (2,074,783)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to property and equipment                            (2,178,535)    (1,417,660)    (5,014,567)
    Proceeds from sale of property and equipment                    1,749,055             --      1,156,982
    Purchase of title plant                                          (156,203)            --             --
    Purchase/sale of subsidiaries, net cash                                --             --       (107,035)
    Collection of notes receivable                                      3,211         48,352        290,542
                                                                  -----------    -----------    -----------
Net Cash Flows used in Investing Activities                          (582,472)    (1,369,308)    (3,674,078)
                                                                  -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings (repayments)                                          (900,000)       400,000      4,630,000
    Debt service payments                                          (1,033,276)      (274,428)    (1,958,806)
    Proceeds from the issuance of stock, net                          458,292         14,256        127,900
    Purchase of Treasury Stock                                       (715,284)            --             --
                                                                  -----------    -----------    -----------
Net Cash Flows provided by (used in) Financing Activities          (2,190,268)       139,828      2,799,094
                                                                  -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                         6,901,174     (1,108,473)    (2,949,767)

CASH AND CASH EQUIVALENTS
AT THE BEGINNING OF THE YEAR                                          775,586      1,884,059      4,833,826
                                                                  -----------    -----------    -----------
CASH AND CASH EQUIVALENTS
AT THE END OF THE YEAR                                            $ 7,676,760    $   775,586    $ 1,884,059
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

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

NATURE OF OPERATIONS:

Capital Title Group, Inc. (the "Company") is a Delaware corporation, which acts as the parent holding company of the following subsidiaries:

Capital Title Agency, Inc. ("Capital Title") is an Arizona corporation, which has operated under the authority of the State Banking Commission since November 1981. Capital Title is an independent title agency that provides escrow services and, as an agent for five title insurance companies, issues title insurance policies to the real estate industry in Maricopa, Yavapai, Mohave and Pinal Counties in Arizona. As of March 1, 2002, Capital Title operated 34 offices located throughout Maricopa, Yavapai and Mohave Counties in Arizona.

New Century Title Company ("New Century"), a California corporation that began operations in July 1998, is an independent title agency that provides escrow and title services to the real estate industry in selected California counties. New Century currently has 12 offices in southern California where it is licensed to conduct business in San Diego, Orange, Riverside, San Bernardino and Los Angeles Counties. New Century also has operations in northern California, which it obtained by acquisition in November 1998. New Century has an additional 12 offices in northern California, where it is licensed to conduct business in Sonoma, Contra Costa and Alameda Counties.

SIGNIFICANT ACCOUNTING POLICIES:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management of the Company evaluates estimates and assumptions based upon historical experience and various other factors and circumstances. The Company believes its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Management believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to bad debts, impairment of intangible assets and long lived assets, reserves related to escrow and title policy losses, reserves related to self-insurance programs, and contingencies and litigation. Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

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

REVENUE RECOGNITION:

Title insurance and escrow fees are recognized as revenue at the time of closing the related real estate transaction. The Company reports title insurance fees net of title remittance fees paid pursuant to agreements the Company has with underwriters. Title remittance fees for the years ended December 31, 2001, 2000 and 1999 were $4,416,665, $2,518,608 and $2,170,919, respectively. Revenue from account servicing and other fees is recognized when the service is performed.

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

GOODWILL:

The Company recorded approximately $263,000 of goodwill in 1998 related to cost in excess of net assets acquired pursuant to its purchase of a title agency in San Diego, California. Goodwill is being amortized over twenty years and accumulated amortization at December 31, 2001 was approximately $43,050. The Company will no longer be required to amortize goodwill effective January 1, 2002.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


IMPAIRMENT OF LONG-LIVED ASSETS:

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. This methodology includes goodwill and intangible assets acquired. As of December 31, 2001, management has not identified any events or circumstances which indicate that any long-lived assets are impaired.

SELF INSURANCE:

The Company is partially self-insured for its group health program. Under this program, which is funded by employee and Company contributions, the Company pays health insurance claims for eligible employees up to $35,000 per employee and a $2 million aggregate limit. A provision for incurred but not reported claims is recorded by monthly charges to the statements of operations based on enrollment date, claims experience and pending claims. As of December 31, 2001 and 2000, the Company had accrued $424,700 and $106,000, respectively, for incurred but not reported claims, which is included with accrual expenses on the accompanying consolidated balance sheets.

ESCROW AND TITLE POLICY LOSSES:

The Company operates under agency agreements with various title insurance companies. In the event of a title insurance policy loss, the Company is generally responsible for the first $5,000 of loss. A provision for future title losses is maintained by periodic charges to the statements of operations based on historical title loss experience. As of December 31, 2001 and 2000, the Company had accrued $524,000 and $237,000, respectively, for title and escrow losses, which is included with accrued expenses on the accompanying consolidated balance sheets.

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

EARNINGS PER SHARE:

Basic earnings (loss) per share ("EPS") is computed by dividing earnings (loss) available to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to stock or resulted in the issuance of stock that then shared in the earnings or loss of the Company. The assumed exercise of outstanding stock options and warrants have been excluded from the calculations of diluted net loss per share as their effect is antidilutive.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The following table sets forth the computation of basic and diluted EPS:

                                      2001                                  2000
                     ------------------------------------   -------------------------------------
                                                Per share                               Per share
                     Net income       Shares      amount      Net loss        Shares      amount
                     -----------    ----------    ------    -----------     ----------    ------
Basic EPS            $ 5,070,270    17,230,950    $ 0.29    $(2,252,287)    17,158,414    $(0.13)
                                                  ======                                  ======
Effect of Dilutive
Securities:
  Stock options                        751,619                                      --
  Warrants                              48,683                                      --
                     -----------    ----------              -----------     ----------
Diluted EPS          $ 5,070,270    18,031,252    $ 0.28    $(2,252,287)    17,158,414    $(0.13)
                     ===========   ===========    ======    ===========    ===========    ======

                                      1999
                     -------------------------------------
                                                 Per share
                       Net loss        Shares      amount
                     -----------     ----------    ------
Basic EPS            $(1,969,027)    16,868,292    $(0.12)
                                                   ======
Effect of Dilutive
Securities:
    Stock options                            --
    Warrants                                 --
                     ------------    ----------
Diluted EPS          $(1,969,027)    16,868,292    $(0.12)
                     ============    ==========    ======

At December 31, 2001, the Company has options outstanding to acquire 3,418,000 shares of common stock at a weighted average price of $1.82 per share, in addition, the Company had warrants outstanding to acquire 772,142 shares of common stock at a weighted average price of $2.15 per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company discloses fair value information about financial instruments where it is practicable to estimate their value. The Company estimates that the carrying value of its financial instruments, consisting of cash, cash equivalents, certificates of deposit, notes receivable accounts payable and accrued expenses approximate their fair values at December 31, 2001 and 2000 due to the short term nature of these items. The terms of the Company's long term debt instruments are comparable to what they could be replaced for in the current market, therefore the carrying value approximates their fair value at December 31, 2001 and 2000.

NEW ACCOUNTING PRONOUNCEMENTS:

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

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

Statement 141 requires, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statements of operations.

As of the date of adoption, the Company expects to have unamortized goodwill of approximately $205,000, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $13,000 for the year ended December 31, 2001. The Company is evaluating these recently issued accounting standards but does not believe that adopting these Statements will have a material impact on the Company's consolidated financial statements.

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

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


RECLASSIFICATIONS:

Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation.

2. CASH IN ESCROW:

The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from active escrow, trust and account servicing files. The balances in these accounts have not been included in these consolidated financial statements. As of December 31, 2001 and 2000, the accounts contain balances of approximately $254,810,000 and $98,275,000, respectively.

3. CONCENTRATION OF CREDIT RISK:

The Company maintains cash and cash equivalents with various financial institutions. Deposits not to exceed $100,000 at each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2001, the Company had uninsured cash and cash equivalents of approximately $6,564,000. Additionally, the Company's revenue is generated solely from activities in the states of Arizona and California, and accounts receivable are typically not collateralized.

4. PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                       Useful Lives      2001          2000
                                       ------------   -----------   -----------
Land                                           N/A    $   107,994   $   888,756
Buildings and leasehold improvements    3-40 years      5,842,036     6,802,782
Office equipment                         3-7 years      8,390,682     6,526,908
Furniture and fixtures                     7 years      1,349,655     1,231,116
Vehicles                                   5 years         61,971        77,911
                                                      -----------   -----------
                                                       15,752,338    15,527,473
Less: Accumulated depreciation and
      amortization                                     (5,677,010)   (4,516,168)
                                                      -----------   -----------
                                                      $10,075,328   $11,011,305
                                                      ===========   ===========

5. INCOME TAXES:

The income tax expense (benefit) consists of the following:

                                                  Years Ended December 31,
                                           -------------------------------------
                                             2001          2000          1999
                                           ---------     ---------     ---------
Current:
  Federal                                  $ 918,009     $      --     $      --
  State                                      186,839         7,250
Deferred:
  Federal                                   (282,622)      (39,905)           --
  State                                      (54,654)           --            --
                                           ---------     ---------     ---------
                                           $ 767,572     $ (32,655)    $      --
                                           =========     =========     =========

Total current tax payable equaled $440,248 and $0 at December 31, 2001 and 2000, respectively, which is included in accrued expenses on the accompanying consolidated balance sheet.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31, 2001 and 2000 are as follows:

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


                                                     2001              2000
                                                  -----------       -----------
Deferred tax assets:
  Accounts receivable                             $    77,968       $    12,972
  Alternative minimum credit                           77,086            45,588
  Net operating loss carryforwards                         --         1,721,260
  Reserve for losses                                  233,979           164,016
  Deferred gain on sales-leaseback                    222,017                --
  Accrued vacation                                    177,891                --
  Other                                                84,479             3,420
                                                  -----------       -----------
                                                      873,420         1,947,256
Less: valuation allowance                                  --        (1,903,553)
                                                  -----------       -----------
Total deferred tax assets                             873,420            43,703

Deferred tax liabilities:
  Property and equipment                             (536,144)          (43,703)
                                                  -----------       -----------
Total deferred tax liabilities                       (536,144)          (43,703)
                                                  -----------       -----------
Net deferred tax assets                           $   337,276       $        --
                                                  ===========       ===========

At December 31, 2001, the Company has used all available net operating loss carryforwards.

The reconciliation of the provision for income taxes with the expected income taxes based on the statutory federal income tax rate is as follows:

                                                        Years Ended December 31,
                                              ---------------------------------------------
                                                 2001             2000             1999
                                              -----------      -----------      -----------
Expected income tax expense (benefit) at
  the federal statutory rate                  $ 2,043,245      $  (799,053)     $  (669,469)
State income taxes net of federal benefit          71,160            4,713         (154,481)
Other                                             158,099          (38,845)         (25,363)
Change in valuation reserve,  net of state
  change in valuation reserve                  (1,504,932)         800,530          849,313
                                              -----------      -----------      -----------
    Income tax expense (benefit)              $   767,572      $   (32,655)     $        --
                                              ===========      ===========      ===========

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


6. LONG TERM DEBT:

Long term debt consists of the following:

                                                      Years Ended December 31,
                                                     --------------------------
                                                        2001           2000
                                                     -----------    -----------
8.32% term loan with GMAC Commercial Mortgage,
  with monthly installments of $23,940 including
  principal and interest, due August 2009;
  secured by a building                              $ 3,071,388    $ 3,095,468

Note payable to Comerica Bank bearing interest
  at the prime rate, with monthly principal
  payments of $2,800, due December 2002;
  secured by a building                                       --        963,600

Credit line with Comerica Bank bearing interest
  at the prime rate, credit line matures May 2002;
  secured by furniture and equipment                          --        900,000

Capital lease obligations, with varying rates of
  9% to 13%, due throughout the year 2002;
  secured by equipment                                    11,447         57,043
                                                     -----------    -----------
                                                       3,082,835      5,016,111
Less: current portion                                    (40,766)    (1,006,152)
                                                     -----------    -----------
                                                     $ 3,042,069    $ 4,009,959
                                                     ===========    ===========

The Company has a $1,500,000 revolving line of credit from Comerica Bank, which bears interest on any outstanding balance at the prime rate. As of December 31, 2001, there were no cash draws against the credit line. There is $75,000 committed against the credit line for a standby letter of credit required pursuant to an office lease.

The maturities of long-term debt after December 31, 2001 were as follows:

                        2002                   $    40,766
                        2003                        31,890
                        2004                        33,947
                        2005                        37,664
                        2006                        40,966
                     Thereafter                  2,897,602
                                               -----------
                                               $ 3,082,835
                                               ===========

In January 2001, the Company sold an office building in Santa Rosa, California under a sale-leaseback arrangement, which provided approximately $785,000 in cash and retired $963,600 in debt related to the building. This transaction resulted in a gain of approximately $604,000, which will be amortized over the 10 year leaseback term.

7. OPERATING LEASE COMMITMENTS:

The Company leases offices and office equipment at 59 locations. These lease periods range from one month to 59 months with renewal options up to ten years. In addition, the Company has a 50 year ground lease, through December 2047, for its corporate office with annual payments of approximately $102,000, subject to adjustments based on the consumer price index. For the years ended December 31, 2001, 2000 and 1999 rental expense was $4,225,423, $3,297,689 and $2,459,120 respectively.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company's future minimum lease commitments after December 31, 2001 were as follows:

                        2002                   $ 3,532,472
                        2003                     2,928,926
                        2004                     2,100,989
                        2005                     1,040,317
                        2006                       665,422
                     Thereafter                  5,008,462
                                               -----------
                                               $15,276,588
                                               ===========

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

In September 2001, the Company's Board of Directors authorized a stock repurchase program of up to one million shares of its outstanding common stock. As of December 31, 2001, 333,896 shares had been repurchased under this program at a total cost of $715,284. Subsequent to December 31, 2001, the Company has paid an additional $180,971 to repurchase its common stock.

In addition, as of December 31, 2001, 2000 and 1999, the Company had accrued $129,000, $149,000 and $318,000, respectively, for other potential claims. During 1999, the California State Controller's Office examined all title companies to identify unclaimed property escheatable to the State of California. The majority of the accrual at December 31, 1999 related to escheatable funds owed by subsidiaries the Company acquired, of which $183,000 was paid in early 2000 to fulfill the Company's obligations identified in the examination of its California operations.

In September 2001, the Company executed a definitive agreement to acquire BridgeSpan Title Company's title and escrow operations for the northern
California counties of Santa Clara, San Mateo and Sacramento for approximately $3.3 million, subject to adjustments. The transaction includes five branch offices and ownership interest in joint title plants for the counties. The agreement is subject to regulatory approval and contains customary closing conditions. The Company has a commitment for a prime rate three year term loan to finance $1.5 million of the purchase price.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. SUPPLEMENTAL CASH FLOW INFORMATION:

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

                                                               Years Ended December 31,
                                                         -----------------------------------
                                                           2001         2000         1999
                                                         ---------    ---------    ---------
Cash paid (refunded) during the year:
  Interest                                               $ 277,252    $ 334,756    $ 286,520
  Income taxes                                             664,600     (142,181)     228,604
Non-cash investing and financing activities:
  Issuance/(recission) of equity exchange                 (424,448)     424,448           --
  Conversion of convertible debt                                --           --       30,000
  Shares issued in connection with a building purchase          --           --       19,149
  Acquisition of Northwestern Consolidated Corporation          --           --     (454,140)

10. EMPLOYEE BENEFIT PLAN:

     PROFIT SHARING PLAN:

The Company maintains a profit sharing plan under Section 401(k) of the Internal Revenue Code. Under this plan, substantially all full-time employees may elect to defer up to 15% of their salary. The Company contributes $0.33 for every $1.00 the employee contributes, up to a maximum of four percent of the employee's earnings. Vesting of matching contributions is based on certain service requirements. Employees are fully vested after six years of service.

Employer contributions for the years ended December 31, 2001, 2000 and 1999 were approximately $174,600, $134,000 and $72,600, respectively.

     CAFETERIA PLAN:

The Company maintains an Internal Revenue Code Section 125 Cafeteria Plan as a benefit to its employees. The plan provides for employee and dependent coverage to be paid from before tax compensation. As such, there is no effect on the consolidated financial statements.

11. STOCK OPTION PLANS:

The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related Interpretations in accounting for its 1996 Stock Option Plan and the Company's Non-Employee Directors Stock Option Plan. Under APB 25, because the exercise price of the
Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's consolidated financial statements.

The Company's 1996 Stock Option Plan ("The Plan") has authorized the grant of common stock options to all the Company's employees. Currently, 3,900,000 shares of Common Stock are authorized for issuance pursuant to the Plan. As of December 31, 2001, 3,028,000 options are outstanding under the Plan. All options granted have 5-year terms. Fifty percent of the options can be exercised after two years, the remaining options can be exercised after three years provided the optionee remains employed with the Company at such vesting date. Options granted under the Plan are not transferable and the per share exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of grant.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


The Company's Non-Employee Directors Stock Option Plan ("Directors Plan") has authorized the grant of options to non-employee members of the Board of Directors and advisory boards. Currently, 600,000 shares of Common Stock are authorized for issuance pursuant to the Directors Plan. As of December 31, 2001, 390,000 options are outstanding under the Directors Plan. All options granted have 5-year terms. Fifty percent of the options can be exercised after two years; the remaining shares can be exercised after three years provided the optionee remains an eligible director at such vesting date. Upon election to the Board of Directors each board member is granted the option to purchase 15,000 shares of common stock. In addition to the foregoing option grants, each year every non-employee director automatically receives an option to acquire 10,000 shares of the Company's common stock on the third business day following the date the Company publicly announces its annual financial results; provided that such director has attended at least 75% of the meetings of the Board of Directors and the Board Committees of which such non-employee director is a member in the preceding fiscal year.

In December 2000, the Company gave all employees the option to cancel options they currently held with the intent to have a like number of options granted on July 2, 2001 (more than six months after the date of the cancellation) at the greater of $1.00 or the then-current market price. A total of 1,073,100 options with a weighted average price of $2.24 were cancelled pursuant to this arrangement. On July 2, 2001, 1,039,050 options were regranted pursuant to this agreement at an option price of $2.45.

A summary of the Company's stock option activity pursuant to its stock option plans, and related information for the years ended December 31 is as follows:

                                          2001                      2000                      1999
                                  ---------------------     ---------------------     ---------------------
                                               Weighted                  Weighted                  Weighted
                                                Average                   Average                   Average
                                   Options       Price       Options       Price       Options       Price
                                  ----------     ------     ----------     ------     ----------     ------
Outstanding-
  Beginning of year                2,298,100     $ 1.42      3,224,400     $ 1.84      2,778,150     $ 1.53
Granted                            1,834,700       2.14        574,600       1.20        929,950       2.75
Exercised                           (435,600)      1.05        (30,500)      1.00       (127,900)      1.00
Forfeited                           (279,200)      1.71     (1,470,400)      2.19       (355,800)      2.05
                                  ----------                ----------                ----------
Outstanding-
  End of year                      3,418,000       1.82      2,298,100       1.42      3,224,400       1.84
                                  ==========                ==========                ==========

Exercisable at end of year         1,154,500       1.48      1,494,300       1.23      1,271,100       1.06
                                  ==========                ==========                ==========
Weighted-
  Average fair value of options
  granted during the year         $     1.34                $     0.51                $     1.27
                                  ==========                ==========                ==========

Stock options outstanding at December 31, 2001 were as follows:

                                    Options Outstanding                       Options Exercisable
                         ----------------------------------------------    ---------------------------
                                      Weighted average     Weighted                       Weighted
   Range of                              Remaining          Average                        Average
Exercise price            Options     Contractual life   Exercise price     Options     Exercise price
--------------           ----------   ----------------   --------------    ----------   --------------
 $1.00-$1.50              1,378,100       1.9 years          $1.07            705,050       $1.00
 $1.62-$2.50              1,958,800       3.8 years           2.28            408,775        2.10
 $3.00-$4.00                 81,100       2.2 years           3.51             40,675        3.51
                         ----------       ---------          -----         ----------       -----
                          3,418,000       3.0 years          $1.82          1,154,500       $1.48
                         ==========       =========          =====         ==========       =====

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2% for 2001, and 4.5% for 2000 and 1999; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock was 118% for 2001, and 49% for 2000 and 1999; and a weighted-average expected life of the options for 2001, 2000 and 1999 of 4 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. If the Company had accounted for its stock-based compensation plans using a fair value based method of accounting the pro forma information would have been reported as follows:

                                                          Years ended December 31,
                                                -----------     -----------     -----------
                                                   2001            2000            1999
                                                -----------     -----------     -----------
Pro forma net income (loss)                     $ 4,715,510     $(2,938,274)    $(2,639,686)
Pro forma net income (loss) per share-basic     $      0.27     $     (0.17)    $     (0.16)
Pro forma net income (loss) per share-diluted   $      0.26     $     (0.17)    $     (0.16)

12. ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE

Changes in the allowance for uncollectible accounts receivable for the years ended December 31, 1999 2000 and 2001 are as follows:

Balance as of December 31, 1998                 $  27,942
  Provision charged to operations                      --
  Write-offs, net of recoveries                   (14,192)
                                                ---------
Balance as of December 31, 1999                    13,750
  Provision charged to operations                  16,250
  Write-offs, net of recoveries                        --
                                                ---------
Balance as of December 31, 2000                    30,000
  Provision charged to operations                 169,506
  Write-offs, net of recoveries                    (6,506)
                                                ---------
Balance as of December 31, 2001                 $ 193,000
                                                =========

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


13. EQUITY EXCHANGE:

Pursuant to an agreement dated June 6, 2000 between the Company and 9keys.com, there was an exchange of common stock on July 19, 2000 whereby each of the companies received two and one-half percent of the other company's issued and outstanding common stock. 9keys.com is a privately held financial and real estate organization providing a one-stop-realty shopping concept to the southern California real estate market. This transaction resulted in the issuance of 424,448 shares of Capital Title Group, Inc. common stock. The Company's investment in 9keys.com was recorded at $424,448 and is included in the Balance Sheet classification of Deposits and Other Assets as of December 31, 2000.

Subsequent to December 31, 2000, the companies agreed to rescind this equity exchange and the 424,448 shares of Capital Title Group, Inc. common stock were returned and cancelled.

14. SELECTED QUARTERLY FINANCIAL DATA

The following table sets forth unaudited selected quarterly financial data for each quarter of the years ended December 31, 2001 and 2000.

                                March 31        June 30     September 30    December 31      Total
                               -----------    -----------    -----------    -----------    -----------
2001
Total revenue                  $12,322,905    $17,568,380    $16,599,983    $17,944,483    $64,435,751
Net income                         501,558      2,100,948      1,452,280      1,015,484      5,070,270
Net income per common share:
  Basic                               0.03           0.12           0.08           0.06           0.29
  Diluted                             0.03           0.12           0.08           0.06           0.28

2000
Total revenue                  $ 7,914,324    $ 9,856,753    $ 9,181,996    $ 9,945,247    $36,898,320
Net loss                          (938,212)      (116,314)      (746,488)      (451,273)    (2,252,287)
Net loss per common share:
  Basic                              (0.06)         (0.01)         (0.04)         (0.03)         (0.13)
  Diluted                            (0.06)         (0.01)         (0.04)         (0.03)         (0.13)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 30, 2000, KPMG LLP replaced Ernst & Young LLP as the Company's independent accountants. There were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. During the past two fiscal years and the subsequent interim period preceding the date of the change in independent accountants, the Company had not consulted with KPMG LLP regarding (1) the application of accounting principles to a completed or proposed transaction or (2) the type of audit opinion that might be rendered on the Company's consolidated financial statements.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

     (a) 1. & 2. Financial Statements and Financial Statement Schedules

The  Financial  Statements  filed as part of this report are listed in Item 8 of
Part II of this report.

         3. Index to Exhibits

                                                                       Method of
Exhibit No.                      Description                            Filing
-----------                      -----------                           ---------
      2        Share Exchange Agreement between Capital Title              (1)
               Agency, Inc. and Norvex, Inc. dated May 23, 1996
    3.1        Certificate of Incorporation                                (1)
    3.2        Amended and Restated Bylaws                                 (1)
   10.1        Underwriting Agreement between Capital Title Agency,        (1)
               Inc. and Old Republic National Title Insurance
               Company dated March 1, 1996
   10.2        Underwriting Agreement between Capital Title Agency,        (1)
               Inc. and First American Title Insurance Company
               dated August 16, 1996
   10.3        Underwriting Agreement between Capital Title Agency,        (2)
               Inc. and United General Insurance Company dated
               January 21, 1998.
   10.4        Placement Agent Agreement between Registrant and            (3)
               Sanders Morris Mundy Inc. dated April 13, 1998.
   10.5        Title Plant Agreement between Registrant and Security       (3)
               Union Title Insurance Company dated April 29, 1998
   10.6        Purchase and Sale Agreement between Registrant and          (3)
               KDC-AZ, LLC dated July 1, 1998
   10.7        Merger Agreement among Registrant, Northwestern             (4)
               Consolidated Corporation and related subsidiaries
               dated September 1, 1998.
   10.8        Credit Agreement between Registrant and Imperial            (3)
               Bank dated February 1, 1999.
   10.9        Access Agreement By and Between Security Union Title        (5)
               Insurance Company and New Century Title Company
               Company dated September 30, 1999.

                                                                       Method of
Exhibit No.                      Description                            Filing
-----------                      -----------                           ---------
  10.10        Title Plant Lease and Service Agreement by and              (5)
               between Security Union Title Insurance Company and
               Capital Title Agency Inc. dated May 19, 1999.
  10.11        Promissory Note between CTG Building Co. and GMAC           (5)
               Commercial Mortgage Corporation dated July 30, 1999.
  10.12        Amendment to Underwriting Agreement by and between          (5)
               Stewart Title Guaranty Company and New Century
     21        Subsidiaries                                                (5)
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

     (b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the year ended December 31, 2001.

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

Date: March 20, 2001

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Donald R. Head          Chairman of the Board, President      March 20, 2001
------------------------      and Chief Executive Officer
Donald R. Head

/s/ Mark C. Walker          Vice President, Chief Financial       March 20, 2001
------------------------         Officer and Treasurer
Mark C. Walker

/s/ David C.Dewar                      Director                   March 20, 2001
------------------------
David C. Dewar

/s/ Theo F. Lamb                       Director                   March 20, 2001
------------------------
Theo F. Lamb

/s/ Robert B. Liverant                 Director                   March 20, 2001
------------------------
Robert B. Liverant

/s/ Stephen A McConnell                Director                   March 20, 2001
------------------------
Stephen A McConnell

/s/ Ben T. Morris                      Director                   March 20, 2001
------------------------
Ben T. Morris