Form 10-Q
period 2002-03-31
CAPITAL TITLE GROUP INC
filed 2002-05-14
CIK 1017158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002

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

Common Stock, $.001 par value, 17,216,231 shares as of May 6, 2002.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION                                        PAGE NUMBER
                                                                     -----------
     Item 1. Condensed Consolidated Financial Statements

          A.   Condensed Consolidated Balance Sheets as of
               March 31, 2002 (unaudited) and
               December 31, 2001                                          3

          B.   Condensed Consolidated Statements of Operations
               for the three months ended
               March 31, 2002 and 2001 (unaudited)                        4

          C.   Condensed Consolidated Statements of Cash Flows
               for the three months ended
               March 31, 2002 and 2001 (unaudited)                        5

          D.   Notes to Condensed Consolidated Financial
               Statements                                                6-7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations               8-9

     Item 3. Quantitative and Qualitative Disclosure of Market Risk      10

Part II. OTHER INFORMATION

     Item 1. Legal Proceedings                                           10

     Item 2. Changes in Securities and Use of Proceeds                   10

     Item 3. Defaults upon Senior Securities                             10

     Item 4. Submission of Matters to a Vote of Security Holders         10

     Item 5. Other Information                                           11

     Item 6. Exhibits and Reports on Form 8-K                            11

     SIGNATURES                                                          11

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   March 31,     December 31,
                                                                     2002            2001
                                                                 ------------    ------------
ASSETS                                                           (Unaudited)
Current Assets
  Cash and cash equivalents                                      $  8,256,592    $  7,676,760
  Accounts receivable, net                                            495,730         462,793
  Notes and other receivables                                         320,987         261,390
  Other current assets                                                283,895         192,888
                                                                 ------------    ------------
           Total Current Assets                                     9,357,204       8,593,831

Property and Equipment, net                                        10,159,681      10,075,328

Other Assets:
  Notes receivable                                                     47,978          48,018
  Investment in title plant                                           677,481         677,481
  Deposits and other assets                                         1,712,041       1,088,213
  Goodwill                                                            205,237         205,237
  Deferred income taxes                                               337,276         337,276
                                                                 ------------    ------------
           Total Assets                                          $ 22,496,898    $ 21,025,384
                                                                 ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                              $     36,799    $     40,766
  Accounts payable                                                  1,725,950       1,934,599
  Accrued expenses                                                  4,864,338       4,072,497
                                                                 ------------    ------------
           Total Current Liabilities                                6,627,087       6,047,862

Long-term Debt, less current portion                                3,034,082       3,042,069
Other Liabilities                                                     811,288         831,191

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 17,180,981 and 17,065,381 shares issued
    and outstanding in 2002 and 2001, respectively                     17,181          17,065
  Paid-in capital                                                  11,127,953      10,911,469
  Retained earnings                                                   991,074         175,728
  Less: cost of treasury stock, 53,400 shares                        (111,767)             --
                                                                 ------------    ------------
           Total Stockholders' Equity                              12,024,441      11,104,262
                                                                 ------------    ------------
           Total Liabilities and Stockholders' Equity            $ 22,496,898    $ 21,025,384
                                                                 ============    ============

            See notes to condensed consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                    ----------------------------
                                                       2002             2001
                                                    -----------      -----------
REVENUE:
  Title insurance fees, net                         $11,939,079      $ 7,829,825
  Escrow and related fees                             6,797,830        3,845,561
  Interest and other income                             657,921          647,519
                                                    -----------      -----------
                                                     19,394,830       12,322,905
                                                    -----------      -----------
EXPENSES:
  Personnel costs                                     9,546,065        6,433,404
  Commissions and incentives                          2,662,578        1,345,267
  Rent                                                1,281,142          973,460
  Other operating expenses                            3,961,862        2,990,995
  Interest                                               64,227           78,221
                                                    -----------      -----------
                                                     17,515,874       11,821,347
                                                    -----------      -----------

Income before income taxes                            1,878,956          501,558

Income taxes                                            760,000               --
                                                    -----------      -----------
Net income                                          $ 1,118,956      $   501,558
                                                    ===========      ===========

Net income per common share:
  Basic                                             $      0.07      $      0.03
                                                    ===========      ===========
  Diluted                                           $      0.06      $      0.03
                                                    ===========      ===========

Weighted average shares outstanding:
  Basic                                              17,197,173       17,303,243
                                                    ===========      ===========
  Diluted                                            17,900,305       17,512,543
                                                    ===========      ===========

            See notes to condensed consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three months ended
                                                                              March 31,
                                                                     --------------------------
                                                                         2002           2001
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 1,118,956    $   501,558
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                       556,462        469,018
Increase (decrease) in cash resulting from changes in:
     Accounts receivable                                                 (32,937)      (288,678)
     Notes and other receivables                                         (59,557)      (110,028)
     Other current assets                                                (91,007)        34,361
     Deposits and other assets                                          (623,828)        10,164
     Accounts payable                                                   (208,649)      (147,160)
     Accrued expenses and other liabilities                              771,938        944,680
                                                                     -----------    -----------
Net Cash Flows provided by Operating Activities                        1,431,378      1,413,915
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Net additions to property and equipment                            (640,815)      (526,474)
     Proceeds from sale of building                                           --      1,749,054
                                                                     -----------    -----------
Net Cash Flows provided by (used in) Investing Activities               (640,815)     1,222,580
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock, net                         483,700             --
     Purchase of treasury stock                                         (682,477)            --
     Repayment of debt                                                   (11,954)    (1,887,963)
                                                                     -----------    -----------
Net Cash Flows used in Financing Activities                             (210,731)    (1,887,963)
                                                                     -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                579,832        748,532

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD               7,676,760        775,586
                                                                     -----------    -----------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD                   $ 8,256,592    $ 1,524,118
                                                                     ===========    ===========

            See notes to condensed consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and intercompany eliminations) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Management believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to bad debts, impairment of intangible assets and long lived assets, reserves related to escrow and title policy losses, reserves related to self-insurance programs, and contingencies and litigation. Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations. For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-K as of and for the year ended December 31, 2001.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                         Three months ended March 31,
                                  ------------------------------------------------------------------------
                                                   2002                                2001
                                  -------------------------------------  ---------------------------------
                                                              Per share                          Per share
                                   Net income     Shares        amount   Net income     Shares     amount
                                   ----------     ------        ------   ----------     ------     ------
Basic EPS                         $ 1,118,956     17,197,173    $ 0.07   $ 501,558    17,303,243   $ 0.03
                                                                ======                             ======
Effect of Dilutive Securities:
  Stock options                            --        629,895                    --       209,300
  Warrants                                 --         73,237                    --            --
                                  -----------    -----------             ---------   -----------
Diluted EPS                       $ 1,118,956     17,900,305    $ 0.06   $ 501,558    17,512,543   $ 0.03
                                  ===========    ===========    ======   =========   ===========   ======

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                   Three Months Ended March 31, 2002 and 2001

NOTE 3 - ACQUISITION

In September 2001, the Company executed a definitive agreement to acquire BridgeSpan Title Company's title and escrow operations for the northern California counties of Santa Clara, San Mateo and Sacramento. The transaction includes five branch offices and ownership interest in joint title plants for the counties. The agreement was granted regulatory approval in March 2002 from the California Department of Insurance and the transaction closed April 1, 2002. The adjusted purchase price for the acquisition was approximately $4.3 million of which approximately $1,050,000 was paid prior to March 31, 2002 and is included in deposits and other assets. The remaining balance was paid in April 2002.

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

                                                           Three months ended
                                                                March 31,
                                                         -----------------------
                                                           2002           2001
                                                         --------       --------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
    Rescission of equity exchange                        $     --       $424,448
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest               64,227         78,221
    Cash paid during the period for taxes                 530,000             --

In March 2001, the Company rescinded an equity exchange which took place in June 2000. This recision resulted in 424,448 shares of Capital Title Group, Inc. common stock issued to a third-party real estate organization being returned to the Company and cancelled.

In September 2001, the Company's Board of Directors authorized a stock repurchase program of up to one million shares of its outstanding common stock. During the quarter ended March 31, 2002, a total of 320,500 shares were repurchased under this program, of which 267,100 shares were cancelled. The total number of shares repurchased under this program is 654,396.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The 2001 Form 10-K and the Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

OPERATING REVENUE

Operating revenue increased by $7,071,925 or 57.4% for the three months ended March 31, 2002 compared to the same period ended March 31, 2001.

The following table presents information regarding the Company's operating revenue:

                                                             Three months ended March 31,
                                               -----------------------------------------------------
                                                  2002       % of total       2001        % of total
                                               -----------   ----------    -----------    ----------
Title insurance fees, net                      $11,939,079       61.6%     $ 7,829,825       63.5%
Escrow and related fees                          6,797,830       35.0        3,845,561       31.2
Interest and other income                          657,921        3.4          647,519        5.3
                                               -----------     ------      -----------     ------
    Total revenue                              $19,394,830      100.0%     $12,322,905      100.0%

Opened orders                                       27,484                      26,721
Closed orders                                       21,950                      12,758
Average revenue per closed order               $       884                 $       966

The Company's primary business is providing title and escrow services in four counties in Arizona and eight counties in California. The increase in revenue is due to continued expansion of branch offices, increased market share in existing operations and a favorable real estate market resulting from favorable mortgage interest rates.

In the Company's Arizona and northern California operations, title and escrow services are for the most part handled together and an opened/closed order includes the fee for both services. In southern California, the escrow portion of a transaction is many times handled by a company different than the one handling the title work, therefore each component part is counted as an opened/closed order, resulting in a lower fee per closed order. The Company's southern California operations represented the largest increase in closed orders between the first quarter of 2002 and the first quarter of 2001, which primarily accounts for the decrease in the average fee per closed order shown above. In addition, the higher mix of refinance business impacted the average fee per close as refinance orders have lower fees than resale transactions.

OPERATING EXPENSES

The following table presents the components of the Company's expenses and the percentage they bear to the total revenue for the respective periods:

                                        Three months ended March 31,
                            ----------------------------------------------------
                                2002     % of revenue     2001      % of revenue
                            -----------  ------------  -----------  ------------
Personnel costs             $ 9,546,065      49.2%     $ 6,433,404      52.2%
Commissions and incentives    2,662,578      13.7        1,345,267      10.9
Rent                          1,281,142       6.6          973,460       7.9
Other operating expenses      3,961,862      20.5        2,990,995      24.3
Interest expense                 64,227       0.3           78,221       0.6
                            -----------      ----      -----------      ----
                            $17,515,874      90.3%     $11,821,347      95.9%

Overall operating expenses have increased by $5,694,527 or 48.2% for the three months ended March 31, 2002 compared to the same period in 2001 as a result of expansion of the Company's operations. Operating expenses decreased as a percentage of revenue to 90.3% for the three months ended March 31, 2002 from 95.9% for the comparable period in 2001.

Personnel costs, including commissions and incentives, are the most significant component of the Company's operating expenses. Due to the Company's expansion, the number of employees has increased to 746 as of March 31, 2002 compared to 561 as of March 31, 2001 resulting in an overall increase of $4,429,972 or 57% for the three months ended March 31, 2002. Personnel costs including commissions decreased as a percentage of revenue to 62.9% for the three months ended March 31, 2002 from 63.1% for the comparable period in 2001. This decrease was a result of higher productivity coupled with the increase in revenue.

Rent expense decreased as a percentage of revenue for the three months ended March 31, 2002 to 6.6% from 7.9% for the comparable period in 2001. This decrease was the result of the fixed nature of these costs in relation to the increase in revenue.

The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant access, postage and professional fees. Other operating expenses decreased as a percentage of total revenue to 20.5% for the three months ended March 31, 2002 from 24.3% for the comparable period in 2001. This decrease was the result of cost containment efforts and the relatively fixed nature of many of these expenses in relation to the overall increase in revenue.

An income tax provision of $760,000 was recorded for the three months ended March 31, 2002 based on statutory tax rates. No income tax provision was recorded by the Company for the quarter ended March 31, 2001 based on the availability of its federal net operating loss carryforward. The Company used all available net operating loss carryforwards during 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $1,500,000 revolving line of credit, which bears interest on any outstanding balance at the prime rate. At March 31, 2002, there were no cash draws against this credit facility. There is $75,000 committed against the credit facility for a standby letter of credit pursuant to an office lease. This credit facility matures in May 2002, but the Company anticipates renewing this line of credit for an additional one-year term.

At March 31, 2002, the Company had current assets totaling $9,357,204 compared to current liabilities of $6,627,087. Cash flows provided by operating activities were $1,431,378 for the quarter ended March 31, 2002 compared to cash flows provided by operating activities of $1,413,915 during the same period in 2001. The principal non-operating uses of cash for the quarter ended March 31, 2002 were $640,815 expended for the purchase of property and equipment, and
$682,477 expended for the purchase of its common stock. A source of non-operating cash came from employees exercising stock options in the amount of $483,700.

In September 2001, the Company's Board of Directors authorized a stock repurchase program of up to one million shares of its outstanding common stock. During the quarter ended March 31, 2002, a total of 320,500 shares were repurchased under this program, of which 267,100 shares were cancelled. The total number of shares repurchased under this program is 654,396.

In September 2001, the Company executed a definitive agreement to acquire BridgeSpan Title Company's title and escrow operations for the northern California counties of Santa Clara, San Mateo and Sacramento. The transaction includes five branch offices and ownership interest in joint title plants for the counties. The agreement was granted regulatory approval in March 2002 from the California Department of Insurance and the transaction closed April 1, 2002. The adjusted purchase price for the acquisition is approximately $4.3 million, of which approximately $1,050,000 was paid prior to March 31, 2002 and is included in deposits and other assets. The remaining balance was paid in April 2002. Due to delays in obtaining approval for this transaction, there was a deterioration in the business acquired. The Company anticipates that this operation will lose approximately $250,000 in the quarter ending June 30, 2002.

Management believes that the key components of the acquisition are still in place and that expanding the base of business should result in profitability going into the third quarter.

In January 2001, the Company sold an office building in Santa Rosa, California, which provided approximately $785,000 in cash and retired approximately $963,600 in mortgage debt related to the building. This transaction resulted in a gain of approximately $604,000, which will be amortized over the 10-year leaseback term.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company's exposure to market risk is limited to interest rate risk on its revolving credit agreement, which bears interest at the prime rate. The Company does not have any derivative financial instruments. At March 31, 2002, the carrying amounts reported in the Company's unaudited Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and debt approximate fair value. The Company does not believe it is subject to any market risks which could reasonably be expected to have a material impact on the fair value of these assets and liabilities as reflected in the unaudited Condensed Consolidated Balance Sheets contained in this report.

The Company's business is cyclical due to the effects of interest rate fluctuations on the level of real estate activity. Periods of high interest rates adversely effect real estate activity and therefore title and escrow revenues. In addition, the amount of interest income derived from available cash is subject to interest rate fluctuations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to various other claims and lawsuits in the ordinary course of its business, none of which are currently considered material to the Company's financial condition and results of operations. Except as set forth above, there have been no material developments in any legal actions reported in the Company's 2001 Form 10-K.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

None.

     b.   Reports

There were no reports on Form 8-K filed by the Company under the Securities Exchange Act of 1934 during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CAPITAL TITLE GROUP, INC.

By: /s/ Donald R. Head                              Date: May 6, 2002
    --------------------------------------
    Donald R. Head
    Chairman of the Board, President and
    Chief Executive Officer

By: /s/ Mark C. Walker                              Date: May 6, 2002
    ---------------------------------------
    Mark C. Walker
    Vice President, Chief Financial Officer
    and Treasurer