Form 10-Q
period 2002-06-30
CAPITAL TITLE GROUP INC
filed 2002-08-07
CIK 1017158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002

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

Common Stock, $.001 par value, 17,536,874 shares as of August 6, 2002.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION                                        Page Number
                                                                     -----------
     Item 1. Condensed Consolidated Financial Statements

          A. Condensed Consolidated Balance Sheets as of
             June 30, 2002 (unaudited) and December 31, 2001              3

          B. Condensed Consolidated Statements of Operations
             for the three month and six month periods ended
             June 30, 2002 and 2001 (unaudited)                           4

          C. Condensed Consolidated Statements of Cash Flows
             for the six month periods ended
             June 30, 2002 and 2001 (unaudited)                           5

          D. Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                 6-9

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations              10-13

     Item 3. Quantitative and Qualitative Disclosure of Market Risk      14

Part II. OTHER INFORMATION

     Item 1. Legal Proceedings                                           14

     Item 2. Changes in Securities and Use of Proceeds                   14

     Item 3. Defaults upon Senior Securities                             14

     Item 4. Submission of Matters to a Vote of Security Holders        14-15

     Item 5. Other Information                                           15

     Item 6. Exhibits and Reports on Form 8-K                            15

     SIGNATURES                                                          16

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   June 30,     December 31,
                                                                     2002           2001
                                                                  -----------   -----------
ASSETS                                                            (Unaudited)
Current Assets
  Cash and cash equivalents                                       $ 3,041,953   $ 7,676,760
  Accounts receivable, net                                            482,961       462,793
  Notes and other receivables                                         149,072       261,390
  Other current assets                                                261,391       192,888
                                                                  -----------   -----------
           Total Current Assets                                     3,935,377     8,593,831

Property and Equipment, net                                        10,895,002    10,075,328

Other Assets:
  Investment in title plant                                         3,505,675       677,481
  Deposits and other assets                                         1,783,998     1,136,231
  Intangible assets                                                 1,182,854       205,237
  Deferred income taxes                                               337,276       337,276
                                                                  -----------   -----------
           Total Assets                                           $21,640,182   $21,025,384
                                                                  ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt                               $    33,907   $    40,766
  Accounts payable                                                  1,572,689     1,934,599
  Accrued expenses                                                  3,268,774     4,072,497
                                                                  -----------   -----------
           Total Current Liabilities                                4,875,370     6,047,862

Long-term Debt, less current portion                                3,026,109     3,042,069
Other Liabilities                                                     774,239       831,191

Stockholders' Equity:
  Preferred stock, $.001 par value, 10,000,000
    shares authorized, no shares issued and
    outstanding in 2002 and 2001, respectively                             --            --
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 17,444,374 and 17,065,381 shares
    issued and outstanding in 2002 and 2001, respectively              17,444        17,065
  Paid-in capital                                                  11,387,190    10,911,469
  Retained earnings                                                 1,559,830       175,728
                                                                  -----------   -----------
           Total Stockholders' Equity                              12,964,464    11,104,262
                                                                  -----------   -----------
           Total Liabilities and Stockholders' Equity             $21,640,182   $21,025,384
                                                                  ===========   ===========

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three months ended June 30,        Six months ended June 30,
                                             ----------------------------      ----------------------------
                                                2002             2001             2002             2001
                                             -----------      -----------      -----------      -----------
REVENUE:
  Title insurance fees, net                  $12,920,606      $11,324,460      $24,859,685      $19,154,285
  Escrow and related fees                      7,080,124        5,505,462       13,877,954        9,351,023
  Interest and other income                      677,880          738,458        1,335,801        1,385,977
                                             -----------      -----------      -----------      -----------
                                              20,678,610       17,568,380       40,073,440       29,891,285
                                             -----------      -----------      -----------      -----------
EXPENSES:
  Personnel costs                             10,344,400        7,852,013       19,890,465       14,285,417
  Commissions and incentives                   2,932,746        2,524,240        5,595,324        3,869,507
  Rent                                         1,634,308        1,038,268        2,915,450        2,011,728
  Other operating expenses                     4,515,421        3,985,944        8,477,283        6,976,939
  Interest                                        65,351           66,967          129,578          145,188
                                             -----------      -----------      -----------      -----------
                                              19,492,226       15,467,432       37,008,100       27,288,779
                                             -----------      -----------      -----------      -----------

Income before income taxes                     1,186,384        2,100,948        3,065,340        2,602,506

Income taxes                                     540,037               --        1,300,037               --
                                             -----------      -----------      -----------      -----------
Net income                                   $   646,347      $ 2,100,948      $ 1,765,303      $ 2,602,506
                                             ===========      ===========      ===========      ===========

Net income per common share:
  Basic                                      $      0.04      $      0.12      $      0.10      $      0.15
                                             ===========      ===========      ===========      ===========
  Diluted                                    $      0.04      $      0.12      $      0.10      $      0.15
                                             ===========      ===========      ===========      ===========

Weighted average shares outstanding
  Basic                                       17,273,063       16,994,982       17,256,178       17,148,261
                                             ===========      ===========      ===========      ===========
  Diluted                                     18,302,682       17,741,387       18,122,554       17,644,934
                                             ===========      ===========      ===========      ===========

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six months ended June 30,
                                                                --------------------------
                                                                   2002            2001
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 1,765,303    $ 2,602,506
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                 1,187,856        921,888
Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                             (20,168)      (239,711)
    Notes and other receivables                                     112,318         10,763
    Other current assets                                               (781)        33,782
    Deposits and other assets                                      (140,696)         8,430
    Accounts payable                                               (361,910)       110,252
    Accrued expenses                                               (860,675)     2,065,064
                                                                -----------    -----------
Net Cash Flows provided by Operating Activities                   1,681,247      5,512,974
                                                                -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Collection of notes receivable                                   48,018          1,295
    Net additions to property and equipment                      (1,591,718)      (884,248)
    Proceeds from sale of building                                       --      1,749,054
    Purchase of subsidiaries, net of acquired cash               (4,844,434)            --
                                                                -----------    -----------
Net Cash Flows provided by (used in) Investing Activities        (6,388,134)       866,101
                                                                -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net                     777,376        110,088
    Repayment of debt                                               (22,819)    (1,906,456)
    Purchase of treasury stock                                     (682,477)            --
                                                                -----------    -----------
Net Cash Flows provided by (used in) Financing Activities            72,080     (1,796,368)
                                                                -----------    -----------

NET INCREASE / (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                           (4,634,807)     4,582,707

CASH AND CASH EQUIVALENTS
  AT THE BEGINNING OF THE PERIOD                                  7,676,760        775,586
                                                                -----------    -----------

CASH AND CASH EQUIVALENTS
  AT THE END OF THE PERIOD                                      $ 3,041,953    $ 5,358,293
                                                                ===========    ===========

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             June 30, 2002 and 2001
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and intercompany eliminations) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                          Three months ended June 30,
                                 -----------------------------------------------------------------------------
                                                 2002                                    2001
                                 -------------------------------------   -------------------------------------
                                                            Per share                               Per share
                                 Net income     Shares       amount      Net income     Shares       amount
                                 ----------   ----------   -----------   ----------   ----------   -----------
Basic EPS                        $  646,347   17,273,063   $      0.04   $2,100,948   16,994,982   $      0.12
                                                           ===========                             ===========
Effect of Dilutive Securities:
  Stock options                          --      892,175                         --      717,152
  Warrants                               --      137,444                         --       29,253
                                 ----------   ----------                 ----------   ----------
Diluted EPS                      $  646,347   18,302,682   $      0.04   $2,100,948   17,741,387   $      0.12
                                 ==========   ==========   ===========   ==========   ==========   ===========

                                                           Six months ended June 30,
                                 -----------------------------------------------------------------------------
                                                 2002                                    2001
                                 -------------------------------------   -------------------------------------
                                                            Per share                               Per share
                                 Net income     Shares       amount      Net income     Shares       amount
                                 ----------   ----------   -----------   ----------   ----------   -----------
Basic EPS                        $1,765,303   17,256,178   $      0.10   $2,602,506   17,148,261   $      0.15
                                                           ===========                             ===========
Effect of Dilutive Securities:
  Stock options                          --      761,035                         --      496,673
  Warrants                               --      105,341                         --           --
                                 ----------   ----------                 ----------   ----------
Diluted EPS                      $1,765,303   18,122,554   $      0.10   $2,602,506   17,644,934   $      0.15
                                 ==========   ==========   ===========   ==========   ==========   ===========

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                             June 30, 2002 and 2001
                                   (Unaudited)

NOTE 3 - ASSET ACQUISITION AND MERGER

In September 2001, the Company executed a definitive agreement to acquire BridgeSpan Title Company's title and escrow operations for the northern California counties of Santa Clara, San Mateo and Sacramento. The transaction included five branch offices and ownership interest in joint title plants for the counties. The agreement was granted regulatory approval in March 2002 from the California Department of Insurance and the transaction closed April 1, 2002. The results of the purchased branches have been included in the consolidated financial statements since that date. The adjusted purchase price for the assets was approximately $4.3 million in cash.

The purchase price and direct acquisition costs were allocated to the assets purchased based on their respective fair market values at the acquisition date. The following table summarizes the estimated fair value of the assets acquired at the date of purchase:

Assets Acquired:

Property and equipment                                      $   415,812
Investment in title plant                                     2,828,194
Deposits and other assets                                        68,722
Intangible assets                                               977,617
                                                            -----------
  Total                                                     $ 4,290,345
                                                            ===========

In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," (Statement No. 142) goodwill and intangible assets with indefinite lives resulting from business combinations completed subsequent to June 30, 2001 will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that the management of the combined company determines that the value of goodwill or intangible assets with indefinite lives has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The adoption of Statement No. 142 had no material impact on the Company as of January 1, 2002, except that the Company's goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead tested for impairment at least annually.

Statement No. 142 requires that the Company test each of its reporting units for an indicator of goodwill impairment within six months of adoption if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred. Management believes that no events or circumstances were present related to either the southern or northern California operations to indicate an impairment to goodwill may exist at June 30, 2002. The values of goodwill assigned to these operations were as follows:

Southern California operations                              $   205,237
Northern California operations                                  977,617
                                                            -----------
  Total intangibles                                         $ 1,182,854
                                                            ===========

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                             June 30, 2002 and 2001
                                   (Unaudited)

The following table presents prior period income and income per share as if the nonamortization provisions of Statement 142 had been applied in the prior period.

                                      Three months ended June 30,    Six months ended June 30,
                                      ---------------------------   ---------------------------
                                          2002           2001          2002            2001
                                      -----------     -----------   -----------     -----------
Reported net income                   $   646,347     $ 2,100,948   $ 1,765,303     $ 2,602,506
Add back goodwill amortization                 --           3,289            --           6,578
                                      -----------     -----------   -----------     -----------
Adjusted net income                   $   646,347     $ 2,104,237   $ 1,765,303     $ 2,609,084
                                      ===========     ===========   ===========     ===========

Basic and diluted income per share:
  Reported net income per share       $      0.04     $      0.12   $      0.10     $      0.15
  Add back goodwill amortization               --              --            --              --
                                      -----------     -----------   -----------     -----------
  Adjusted income per share           $      0.04     $      0.12   $      0.10     $      0.15
                                      ===========     ===========   ===========     ===========

Selected unaudited pro forma combined results of operations for the six-month periods ended June 30, 2002 and 2001, assuming the asset purchase occurred on January 1, 2002 and 2001, are as follows:

                                                         Six months ended
                                                             June 30,
                                                    ----------------------------
                                                        2002             2001
                                                    -----------      -----------
Total revenue                                       $41,358,849      $31,755,649
Net income                                          $ 1,388,815      $   787,928

Net income per common share:
  Basic                                             $      0.08      $      0.05
  Diluted                                           $      0.08      $      0.04

Weighted average shares outstanding:
  Basic                                              17,256,178       17,148,261
  Diluted                                            18,122,554       17,644,934

In June 2002, the Company executed a definitive merger agreement with Nations Holding Group ("Nations"). Nations' primary operating units include United Title Company, United Title Insurance Company and First California Title Company. Under the terms of the agreement, the Company will acquire all of the outstanding shares of Nations for $35.0 million in a combination of approximately $18.0 million in cash and approximately $17.0 million in preferred stock. The $18.0 million cash payment is to be funded by new borrowings of $14.0 million, draws on the Company's line of credit and from working capital. In addition, the Company will grant warrants to purchase 300,000 shares of common stock. The warrants will have an exercise price equal to the average of the closing price of the Company's common stock for the 21 consecutive trading days prior to the date the transaction closes. The $35.0 million purchase price is subject to increase or decrease by an amount equal to 50% of the change in Nations' book equity from December 31, 2001 to the closing of the transaction.

The Company has received a commitment letter from a bank that would allow the Company to borrow up to $14 million under a seven-year term loan with interest at the prime rate or London Inter-Bank Offered Rate ("LIBOR") plus 2.75%.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                             June 30, 2002 and 2001
                                   (Unaudited)

The preferred stock anticipated to be issued in connection with the transaction will include an 8% cumulative dividend, payable quarterly in cash; provided that the Company may, at its discretion, pay the dividends in shares of common stock if the net income before provision for income taxes of the Company for the immediately preceding quarter is less than $1.0 million.

The transaction is subject to the Company receiving regulatory approvals and is currently anticipated to close during the third or fourth quarter of 2002. In June 2002, the Company placed a $1 million deposit into escrow in connection with this transaction, which is included in the Balance Sheet classification of Deposits and Other Assets at June 30, 2002.

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

                                                             Six months ended
                                                                  June 30,
                                                           ---------------------
                                                             2002         2001
                                                           --------     --------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
  Rescission of equity exchange                            $     --     $424,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                  129,578      145,188
  Cash paid during the period for taxes                     890,000           --

In March 2001, the Company rescinded an equity exchange which took place in June 2000. This recission resulted in 424,448 shares of Capital Title Group, Inc. common stock issued to a third-party real estate organization being returned to the Company and cancelled.

In September 2001, the Company's Board of Directors authorized a stock repurchase program of up to one million shares of its outstanding common stock. During the six months ended June 30, 2002, a total of 320,500 shares were repurchased under this program, of which 320,500 shares were cancelled. The total number of shares repurchased under this program is 654,396.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The 2001 Form 10-K and the Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

SUMMARY OF RESULTS

The Company's primary business is providing title and escrow services in four counties in Arizona and eleven counties in California. Operating results for the second quarter reflect the addition of nine new offices. This includes branches in the northern California market, considered in the aggregate a turnaround opportunity, that were purchased from BridgeSpan Title Company as of April 1, 2002 to gain entrance in new markets. New offices, including those purchased that require an additional investment by the Company for integration into its profitable operating model, typically do not initially contribute the level of revenue consistent with existing, established branch offices. Consequently, office openings, while crucial to long term revenue growth, typically result in a drag on earnings in the short term. In addition, due to delays in obtaining regulatory approval for the purchase of the five branches, that included ownership in title plants in northern California, the Company experienced a deterioration in the business acquired. A net loss of approximately $496,000 for the three months ended June 30, 2002, is attributable to the five branches purchased in the BridgeSpan Title Company transaction.

While the Company experienced revenue growth in the second quarter, several expense categories grew as a percentage of revenue primarily reflecting additional expense related to the recently acquired operations in northern California operating at a loss and new offices that are not yet producing the level of revenue that management anticipates from these offices once fully established.

OPERATING REVENUE

Operating revenue increased by $3,110,230 or 17.7% for the three months ended June 30, 2002 compared to the same period ended June 30, 2001. Operating revenue increased by 34.1% for the six month period ended June 30, 2002 compared to the same period of the prior year.

The Company has experienced an increase in revenue due to continued expansion of branch offices, increased market share in existing operations and a favorable real estate market resulting from continued relatively low mortgage interest rates. To a lesser extent, the acquisition of offices in northern California also contributed to the increase in revenue in the second quarter.

The following table presents information regarding the Company's operating revenue:

                                                       Three months ended June 30,
                                          ----------------------------------------------------
                                             2002       % of total        2001      % of total
                                          -----------   ----------    -----------   ----------
Title insurance fees, net                 $12,920,606         62.5%   $11,324,460         64.5%
Escrow and related fees                     7,080,124         34.2      5,505,462         31.3
Interest and other income                     677,880          3.3        738,458          4.2
                                          -----------   ----------    -----------   ----------
    Total revenue                         $20,678,610        100.0%   $17,568,380        100.0%

Opened orders                                  29,199                      25,284
Closed orders                                  19,717                      19,159
Average revenue per closed order          $     1,049                 $       917

                                                        Six months ended June 30,
                                          ----------------------------------------------------
                                             2002       % of total        2001      % of total
                                          -----------   ----------    -----------   ----------
Title insurance fees, net                 $24,859,685         62.1%   $19,154,285         64.1%
Escrow and related fees                    13,877,954         34.6      9,351,023         31.3
Interest and other income                   1,335,801          3.3      1,385,977          4.6
                                          -----------   ----------    -----------   ----------
    Total revenue                         $40,073,440        100.0%   $29,891,285        100.0%

Opened orders                                  55,990                      52,005
Closed orders                                  41,417                      31,913
Average revenue per closed order          $       968                 $       937

In the Company's Arizona and northern California operations, title and escrow services are for the most part handled together and an opened/closed order includes the fee for both services. In southern California, the escrow portion of a transaction is often handled by a company different than the one handling the title work, therefore each component part is counted as an opened/closed order, resulting in a lower fee per closed order. The Company experienced an increase in the average fee per closed order in the periods ended June 30, 2002 when compared to the same period in the prior year due to an increase in resale transactions which typically result in higher fees versus refinance transactions, coupled with an overall increase in the value of transactions closed.

OPERATING EXPENSES

The following table presents the components of the Company's expenses and the percentage they bear to the total revenue for the respective periods:

                                                    Three months ended June 30,
                                     ----------------------------------------------------------
                                        2002        % of revenue       2001        % of revenue
                                     -----------    ------------    -----------    ------------
Personnel costs                      $10,344,400        50.0%       $ 7,852,013        44.7%
Commissions and incentives             2,932,746        14.2          2,524,240        14.4
Rent                                   1,634,308         7.9          1,038,268         5.9
Other operating expenses               4,515,421        21.9          3,985,944        22.6
Interest expense                          65,351         0.3             66,967         0.4
                                     -----------        ----        -----------        ----
                                     $19,492,226        94.3%       $15,467,432        88.0%

                                                    Six months ended June 30,
                                     ----------------------------------------------------------
                                        2002        % of revenue       2001        % of revenue
                                     -----------    ------------    -----------    ------------
Personnel costs                      $19,890,465        49.6%       $14,285,417        47.8%
Commissions and incentives             5,595,324        14.0          3,869,507        13.0
Rent                                   2,915,450         7.3          2,011,728         6.7
Other operating expenses               8,477,283        21.2          6,976,939        23.3
Interest expense                         129,578         0.3            145,188         0.5
                                     -----------        ----        -----------        ----
                                     $37,008,100        92.4%       $27,288,779        91.3%

Overall operating expenses have increased by $4,024,794 or 26.0% and $9,719,321 or 35.6% for the three and six month periods ended June 30, 2002 respectively, compared to the same periods in 2001 as a result of the acquisition of five branch offices in northern California, as well as other office openings throughout the Company. Operating expenses increased as a percentage of revenue to 94.3% in the three months ended June 30, 2002 from 88.0% in the comparable period in 2001. Operating expenses increased as a percentage of revenue to 92.4% in the first six months of 2002 from 91.3% in the same period of 2001. These increases as a percent of revenue relate primarily to the Company's recently acquired unprofitable northern California operations and office openings discussed above.

Personnel costs, including commissions and incentives, are the most significant component of the Company's operating expenses. These costs increased overall primarily due to an increase in the number of employees resulting from the continued expansion in the overall Company and acquisition of offices in northern California. The number of employees increased to 815 as of June 30, 2002 compared to 634 as of June 30, 2001. Personnel costs including commissions increased as a percentage of revenue to 64.2% for the three months ended June 30, 2002 from 59.1% in the comparable period in 2001. Personnel costs including commissions increased as a percentage of revenue to 63.6% in the first six months of 2002 from 60.8% in the same period of 2001. These increases as a percent of revenue relate to lower productivity primarily attributed to the Company's recently acquired unprofitable northern California operations and new employees hired to staff new offices that are not yet producing at the level of revenue that is anticipated from more mature branches.

Rent expense increased as a percentage of revenue for the three months ended June 30, 2002 to 7.9% from 5.9% for the comparable period in 2001. Rent expense increased as a percentage of revenue for the six months ended June 30, 2002 to 7.3% from 6.7% for the comparable period in 2001. This increase was the result of the acquisition of five branch offices in northern California as well as other office openings throughout the Company as discussed above.

The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant access, postage and professional fees. Other operating expenses decreased as a percentage of total revenue to 21.9% for the three months ended June 30, 2002 from 22.6% in the comparable period in 2001. Other operating expenses decreased as a percentage of total revenue to 21.2% for the six months ended June 30, 2002 from 23.3% in the comparable period in 2001. These decreases were the result of continued cost containment efforts and the relatively fixed nature of many of these expenses in relation to the overall increase in revenue.

Interest expense has decreased for the three and six month periods ended June 30, 2002 compared to the same periods in 2001 as a result of debt retired upon the sale of the Santa Rosa building and repayment of balances outstanding under the Company's credit line.

An income tax provision of $1,300,037 was recorded for the six months ended June 30, 2002 based on statutory tax rates. No income tax provision was recorded by the Company for the six months ended June 30, 2001 based on the availability of its federal net operating loss carryforward. The Company used all available net operating loss carryforwards during the third quarter 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $1,500,000 revolving line of credit, which bears interest on any outstanding balance at the prime rate. At June 30, 2002, there were no cash draws against this credit facility. There is $75,000 committed against the credit facility for a standby letter of credit pursuant to an office lease. This credit facility matures in September 2002, but the Company anticipates replacing this credit facility with a new revolving line of credit with the same banking institution in the third quarter of 2002. In connection with the announced merger transaction with Nations Holding Group ("Nations"), the Company has received a commitment letter for this new credit facility that would provide a $3,000,000 revolving line of credit, bearing interest on any outstanding balance at the prime rate.

In addition, related to the proposed merger transaction with Nations, the Company has also received a commitment letter from a banking institution that would allow the Company to borrow up to $14 million under a seven-year term loan with interest at the prime rate or London Inter-Bank Offered Rate ("LIBOR") plus 2.75%. The Company expects to enter into this borrowing arrangement at the time of the merger with Nations, which is anticipated to take place in the third or fourth quarter of 2002.

At June 30, 2002, the Company had current assets totaling $3,935,377 compared to current liabilities, which totaled $4,875,370. Cash flows provided by operating activities were $1,681,247 for the six months ended June 30, 2002 compared to cash flows provided by operating activities of $5,512,974 during the same period in 2001. The principal non-operating uses of cash for the six months ended June 30, 2002 were $3,844,434 expended for the acquisition of operations in northern California, a $1,000,000 million deposit paid related to the proposed merger with Nations and $682,477 expended for the purchase of its common stock. A source of non-operating cash for the six months ended June 30, 2002 came from the exercise of stock options in the amount of $777,376.

In September 2001, the Company's Board of Directors authorized a stock repurchase program of up to one million shares of its outstanding common stock. The total number of shares repurchased under this program is 654,396, all of which were subsequently cancelled.

In September 2001, the Company executed a definitive agreement to acquire BridgeSpan Title Company's title and escrow operations for the northern California counties of Santa Clara, San Mateo and Sacramento. The transaction includes five branch offices and ownership interest in joint title plants for the counties. The agreement was granted regulatory approval in March 2002 from the California Department of Insurance and the transaction closed April 1, 2002. The adjusted purchase price for the assets was approximately $4.3 million. Due to delays in obtaining approval for this transaction, the Company experienced a deterioration in the business acquired. The operations acquired contributed a net loss of approximately $496,000 for the three months ended June 30, 2002. Management continues to believe that the key components to the acquisition are in place and that expanding the base of business is key to improved results for these operations.

In June 2002, the Company executed a definitive merger agreement with Nations. Nations' primary operating units include United Title Company, United Title
Insurance Company and First California Title Company. Under the terms of the agreement, the Company will acquire all of the outstanding shares of Nations for $35.0 million in a combination of approximately $18.0 million in cash to be funded by a new $14.0 million term loan, draws on the Company's line of credit and working capital and approximately $17.0 million in preferred stock. In addition, the Company will grant warrants to purchase 300,000 shares of common stock. The warrants will have an exercise price equal to the average of the closing price of the Company's common stock for the 21 consecutive trading days prior to the date the transaction closes. The $35.0 million purchase price is subject to increase or decrease by an amount equal to 50% of the change in Nations' book equity from December 31, 2001 to the closing of the transaction.

As noted previously, related to the proposed merger, the Company has received a commitment letter from a bank that would allow the Company to borrow up to $14 million under a seven-year term loan with interest at the prime rate or LIBOR plus 2.75%.

The preferred stock anticipated to be issued in connection with the transaction will include an 8% cumulative dividend, payable quarterly in cash; provided that the Company may, at its discretion, pay the dividends in shares of common stock if the net income before provision for income taxes of the Company for the immediately preceding quarter is less than $1.0 million.

The transaction is subject to the Company receiving regulatory approvals and is currently anticipated to close during the third or fourth quarter of 2002.

Management believes that cash on hand, future cash receipts and borrowings available under its credit facility and the Company's continued profitability in 2002 will be sufficient to meet the Company's expansion plans and to pay all obligations as they become due for the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company's exposure to market risk is limited to interest rate risk on its revolving credit agreement, which bears interest at the prime rate. The Company does not have any derivative financial instruments. At June 30, 2002, the carrying amounts reported in the Company's unaudited Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable and debt approximate fair value. The Company does not believe it is subject to any market risks which could reasonably be expected to have a material impact on the fair value of these assets and liabilities as reflected in the unaudited Condensed Consolidated Balance Sheets contained in this report.

The Company's business is cyclical due to the effects of interest rate fluctuations on the level of real estate activity. Periods of high mortgage rates adversely effect real estate activity and therefore title and escrow revenue. In addition, the amount of interest income derived from available cash is subject to interest rate fluctuations.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

The Company held a Special Meeting of Stockholders on April 10, 2002 to vote on a proposal to amend the Company's Certificate of Incorporation to authorize the issuance of up to 10,000,000 shares of "Blank Check" Preferred Stock. This proposal was approved by stockholders as follows:

                                             Votes For      Votes Against       Votes Abstained
                                             ---------      -------------       ---------------
Authorization of "Blank Check" Stock        10,527,597         483,252                7,138

The Company's Annual Meeting of Stockholders was held on May 22, 2002. The matters voted on at the Annual Meeting were as follows:

     (a)  Election of a slate of directors to serve a three-year term.
     (b) Ratification of KPMG LLP to serve as independent auditors for the Company.
     (c)  Amendment of the 1996 Stock Option Plan.

     All matters voted on at the Annual Meeting were approved by stockholders as follows:

                                             Votes For      Votes Against       Votes Abstained
                                             ---------      -------------       ---------------
Board of Director nominees:
                  David C. Dewar             14,684,928               --            181,609
                  Terry S. Jacobs            14,684,928               --            181,609
                  Ben T. Morris              14,684,928               --            181,609

Ratification of KPMG LLP                     14,709,785            1,000            156,752

Amendment of the 1996 Stock Option Plan       9,082,072        1,710,177             36,666

The Company's Board of Directors currently consists of s even members and is divided into three classes, each with three year terms. The following board members with terms not expiring on the May 22, 2002 Annual Meeting: Donald R. Head, Robert B. Liverant, Theo F. Lamb, and Stephen A McConnell.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b.   Reports

During the quarter ended June 30, 2002, the Company filed the following current Reports on Form 8-K:

Current Report of Form 8-K dated April 1, 2002 -Pursuant to Item 2, the Company reported the consummation of a transaction under an Asset Purchase and Sale agreement dated September 8, 2001 between New Century Title Company, a wholly-owned subsidiary of the Company and BridgeSpan Title Company, a wholly-owned subsidiary of BridgeSpan, Inc. Pursuant to Item 7(a)(4) of Form 8-K, all required historical financial statements and all required proforma financial statements were filed pursuant to an amendment to this Current Report within 60 days following the date on which this Current Report was required to have been filed. This amended Form 8-K was filed on June 14, 2002.

Current Report of Form 8-K dated June 14, 2002-Pursuant to Item 5, the Company reported that it had signed a definitive merger agreement with Nations Holding Group. In addition, the Company disclosed terms of the preferred stock to be issued as well as terms of a term loan agreement the Company plans to enter into as part of the merger transaction.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CAPITAL TITLE GROUP, INC.


By: /s/ Donald R. Head                                  Date: August 7, 2002
    -------------------------------------
    Donald R. Head
    Chairman of the Board, President and
    Chief Executive Officer

By: /s/ Mark C. Walker                                  Date: August 7, 2002
    -------------------------------------
    Mark C. Walker
    Vice President, Chief Financial Officer,
    Secretary and Treasurer