Form 10-Q
period 2002-09-30
CAPITAL TITLE GROUP INC
filed 2002-11-06
CIK 1017158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

Common Stock, $.001 par value, 17,603,487 shares as of October 31, 2002.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION                                        PAGE NUMBER
                                                                     -----------
     Item 1. Condensed Consolidated Financial Statements

          A.   Condensed Consolidated Balance Sheets as of
               September 30, 2002 (unaudited) and December
               31, 2001                                                   3

          B.   Condensed Consolidated Statements of
               Operations for the three month and nine month
               periods ended September 30, 2002 and 2001
               (unaudited)                                                4

          C.   Condensed Consolidated Statements of
               Stockholders' Equity for the year ended
               December 31, 2001 and nine months ended
               September 30, 2002 (unaudited)                             5


          D.   Condensed Consolidated Statements of Cash
               Flows for the nine month periods ended
               September 30, 2002 and 2001 (unaudited)                    6

          E.   Notes to Condensed Consolidated Financial
               Statements (unaudited)                                    7-11

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations              12-16

     Item 3. Quantitative and Qualitative Disclosure of
             Market Risk                                                 16

     Item 4. Controls and Procedures                                     16

Part II. OTHER INFORMATION

     Item 1. Legal Proceedings                                           16

     Item 2. Changes in Securities and Use of Proceeds                   16

     Item 3. Defaults upon Senior Securities                             16

     Item 4. Submission of Matters to a Vote of Security Holders         16

     Item 5. Other Information                                           16

     Item 6. Exhibits and Reports on Form 8-K                            17

     SIGNATURES                                                          17

     FINANCIAL STATEMENT CERTIFICATION                                   20

PART 1. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                        September 30,  December 31,
                                                                            2002           2001
                                                                         -----------   -----------
                                                                         (Unaudited)
ASSETS:
     Cash and cash equivalents                                           $11,239,793   $ 7,676,760
     Short term investments                                                  750,000            --
     Restricted cash                                                       2,115,527            --
     Accounts receivable, net                                              2,539,955       462,793
     Fixed maturities, available-for-sale                                  6,574,889            --
     Equity securities, available-for-sale                                 2,327,311            --
     Notes and other receivables                                           2,288,631       309,408
     Property and equipment, net                                          16,030,951    10,075,328
     Investment in title plant                                             3,923,517       677,481
     Intangible assets                                                    18,504,692       205,237
     Deposits and other assets                                             3,666,003     1,281,101
     Deferred income taxes, net                                                   --       337,276
                                                                         -----------   -----------
          Total Assets                                                   $69,961,269   $21,025,384
                                                                         ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
     Accounts payable and accrued expenses                               $14,680,572   $ 5,695,759
     Reserve for title and escrow losses                                   4,220,344       524,010
     Long-term debt                                                       17,049,802     3,082,835
     Deferred income taxes, net                                              986,385            --
     Other liabilities                                                       781,603       618,518
                                                                         -----------   -----------
          Total Liabilities                                               37,718,706     9,921,122

Redeemable preferred stock, 8% cumulative dividend,
     redeemable after 2023 for redemption value of $100
     per share, $.001 par value, 10,000,000 shares authorized,
     175,162 shares issued and outstanding in 2002                        17,516,200            --

Stockholders' Equity:
     Common stock, $.001 par value, 50,000,000 shares
       authorized, 17,603,487 and 17,065,381 shares issued
       and outstanding in 2002 and 2001, respectively                         17,604        17,065
     Additional paid-in capital                                           11,814,204    10,911,469
     Retained earnings                                                     2,869,505       175,728
     Accumulated other comprehensive income                                   25,050            --
                                                                         -----------   -----------
          Total Stockholders' Equity                                      14,726,363    11,104,262
                                                                         -----------   -----------
               Total Liabilities and Stockholders' Equity                $69,961,269   $21,025,384
                                                                         ===========   ===========

       See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three months ended September 30,     Nine months ended September 30,
                                            --------------------------------     -------------------------------
                                                 2002              2001               2002             2001
                                              -----------       -----------       -----------       -----------
REVENUE:
     Title insurance fees, net                $19,900,034       $10,476,215       $44,759,719       $29,630,500
     Escrow and related fees                   10,681,626         5,336,999        24,559,580        14,688,022
     Investment and other income                  860,744           786,769         2,196,545         2,172,747
                                              -----------       -----------       -----------       -----------
          Total Revenue                        31,442,404        16,599,983        71,515,844        46,491,269

EXPENSES:
     Personnel costs                           19,632,773         9,795,162        45,118,562        27,950,086
     Rent                                       2,103,952         1,055,120         5,019,402         3,066,849
     Interest                                      88,301            66,830           217,879           212,018
     Other operating expenses                   7,231,045         3,879,591        15,708,328        10,856,529
                                              -----------       -----------       -----------       -----------
          Total Expenses                       29,056,071        14,796,703        66,064,171        42,085,482

Income before income taxes                      2,386,333         1,803,280         5,451,673         4,405,787
                                              -----------       -----------       -----------       -----------

Income tax expense                                976,374           351,000         2,276,411           351,000
                                              -----------       -----------       -----------       -----------

Net income                                      1,409,959         1,452,280         3,175,262         4,054,787

     Dividends on preferred stock                  49,909                --            49,909                --
                                              -----------       -----------       -----------       -----------

Earnings attributable to common shares        $ 1,360,050       $ 1,452,280       $ 3,125,353       $ 4,054,787
                                              ===========       ===========       ===========       ===========

Net income per common share:
     Basic                                    $      0.08       $      0.08       $      0.18       $      0.24
                                              ===========       ===========       ===========       ===========
     Diluted                                  $      0.08       $      0.08       $      0.17       $      0.23
                                              ===========       ===========       ===========       ===========

Weighted average common shares outstanding:
     Basic                                     17,540,713        17,240,592        17,352,065        17,179,376
                                              ===========       ===========       ===========       ===========
     Diluted                                   18,023,349        18,243,809        18,090,528        17,845,465
                                              ===========       ===========       ===========       ===========


             See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                           Retained     Accumulated
                                                                         Additional        Earnings       other
                                               Number of     Common        paid in      (Accumulated   comprehensive
                                                shares        stock        capital         Deficit)       income         Total
                                              -----------    --------    ------------    -----------    -----------    ------------
Balances at December 31, 2000                  17,392,849    $ 17,393    $ 11,105,436    $(4,392,556)   $        --    $  6,730,273

Shares issued in connection with                  438,300         438         457,854             --             --         458,292
     options exercised

Shares cancelled in connection with
     rescission of cost basis
     investment and return of escrowed
     shares from a 1998 acquisition              (431,872)       (432)       (438,857)            --             --        (439,289)

Shares repurchased and cancelled                 (333,896)       (334)       (212,964)      (501,986)            --        (715,284)

Comprehensive income:
     Net income                                        --          --              --      5,070,270             --       5,070,270
                                              -----------    --------    ------------    -----------    -----------    ------------

Balances at December 31, 2001                  17,065,381      17,065      10,911,469        175,728             --      11,104,262

Shares issued in connection with
     options exercised                            895,643         896       1,014,358                                     1,015,254

Warrants issued in connection with
     acquisition of a subsidiary                       --          --         213,000             --             --         213,000

Shares repurchased and cancelled                 (357,537)       (357)       (324,623)      (431,576)            --        (756,556)

Dividends on preferred stock                           --          --              --        (49,909)                       (49,909)

Comprehensive income:
     Net income                                        --          --              --      3,175,262                      3,175,262
     Change in unrealized gain on
     investments available-for-sale,
     net of tax effect of $12,905                      --          --              --             --         25,050          25,050
                                              -----------    --------    ------------    -----------    -----------    ------------

Balances at September 30, 2002                 17,603,487    $ 17,604    $ 11,814,204    $ 2,869,505    $    25,050    $ 14,726,363
                                              ===========    ========    ============    ===========    ===========    ============

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine months ended September 30,
                                                                  -------------------------------
                                                                       2002            2001
                                                                   ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  3,175,262    $ 4,054,787
Adjustments to reconcile net income to net cash
  provided by operating activities:
         Depreciation and amortization                                1,953,078      1,384,229
Increase (decrease) in cash resulting from changes in:
         Accounts receivable                                            140,687       (120,996)
         Notes and other receivables                                    668,037         (8,728)
         Deposits and other assets                                      132,969       (450,977)
         Accounts payable and accrued expenses                         (686,235)     2,747,596
         Reserve for title and escrow losses                            171,299        226,104
         Other liabilities                                              199,183        (27,592)
                                                                   ------------    -----------
Net Cash Flows provided by Operating Activities                       5,754,280      7,804,423
                                                                   ------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Collection of notes receivable                                  48,018          2,573
         Net additions to property and equipment                     (2,429,076)    (1,275,825)
         Proceeds from sale of building                                      --      1,749,055
         Purchase of subsidiaries, net of acquired cash             (13,946,472)            --
         Investment activity, net                                       (89,382)            --
                                                                   ------------    -----------
Net Cash Flows provided by (used in) Investing Activities           (16,416,912)       475,803
                                                                   ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from issuance of common stock, net                  1,015,254        378,100
         Purchase of treasury stock                                    (756,556)      (205,175)
         Borrowings                                                  14,000,000             --
         Repayment of debt                                              (33,033)    (1,921,058)
                                                                   ------------    -----------
Net Cash Flows provided by (used in) Financing Activities            14,225,665     (1,748,133)
                                                                   ------------    -----------
NET INCREASE IN CASH
    AND CASH EQUIVALENTS                                              3,563,033      6,532,093

CASH AND CASH EQUIVALENTS
    AT THE BEGINNING OF THE PERIOD                                    7,676,760        775,586
                                                                   ------------    -----------

CASH AND CASH EQUIVALENTS
    AT THE END OF THE PERIOD                                       $ 11,239,793    $ 7,307,679
                                                                   ============    ===========

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                           September 30, 2002 and 2001
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and intercompany eliminations) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite lives resulting from business combinations completed subsequent to June 30, 2001 will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines the value of goodwill or intangible assets with indefinite lives has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

During the three months ended September 30, 2002 the Company acquired Nations Holding Group ("Nations") and applied the purchase method of accounting for the acquisition. Under this method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Estimates of the fair values of Nations' assets acquired and liabilities assumed in the transaction have been combined with recorded values of the assets and liabilities of the Company's. However, changes to the estimates of the fair values of Nations' assets acquired and liabilities assumed may be necessary as evaluations of those assets and liabilities are completed and as additional information becomes available.

Certain reclassifications have been made to the 2001 condensed consolidated financial statements to conform to the 2002 presentation. In September 2002, the Company acquired Nations Holding Group, a company which has significant title insurance underwriting operations. As is customary with companies with significant insurance operations, the Company's balance sheet presentation has been changed to an unclassified presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections, which rescinds and amends the aforementioned FASB Statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. Management is evaluating this accounting standard but does not believe that adopting this Statement will have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management is evaluating this accounting standard but does not believe that adopting this Statement will have a material impact on the Company's consolidated financial statements.

NOTE 2 - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per common share ("EPS"):

                                                        Three months ended September 30,
                                ------------------------------------------------------------------------------
                                                 2002                                    2001
                                --------------------------------------  --------------------------------------
                                  Earnings                                Earnings
                                attributable                            attributable
                                  to common                Per share      to common                 Per share
                                   stocks       Shares       amount        stocks       Shares       amount
                                 ----------   ----------   -----------   ----------   ----------   -----------
Basic EPS                        $1,360,050   17,540,713   $      0.08   $1,452,280   17,240,592   $      0.08
                                                           ===========                             ===========
Effect of Dilutive Securities:
  Stock options                          --      482,636                                 905,926
  Warrants                               --           --                                  97,291
                                 -----------   ----------                ----------   ----------
Diluted EPS                      $1,360,050   18,023,349   $      0.08   $1,452,280   18,243,809   $      0.08
                                 ==========   ==========   ===========   ==========   ==========   ===========


                                                        Nine months ended September 30,
                                ------------------------------------------------------------------------------
                                                 2002                                    2001
                                --------------------------------------  --------------------------------------
                                  Earnings                                Earnings
                                attributable                            attributable
                                  to common                Per share      to common                 Per share
                                   stocks       Shares       amount        stocks       Shares       amount
                                 ----------   ----------   -----------   ----------   ----------   -----------
Basic EPS                        $3,125,353   17,352,065   $      0.18   $4,054,787   17,179,376   $      0.24
                                                           ===========                             ===========
Effect of Dilutive Securities:
  Stock options                          --      738,463                                 631,095
  Warrants                               --           --                                  34,994
                                 -----------  ----------                 ----------   ----------
Diluted EPS                      $3,125,353   18,090,528   $      0.17   $4,054,787   17,845,465   $      0.23
                                 ==========   ==========   ===========   ==========   ==========   ===========

Outstanding warrants were excluded from the preceding presentation due to their antidilutive nature.

NOTE 3 - ACQUISITIONS

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

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                           September 30, 2002 and 2001
                                   (Unaudited)

The purchase price and direct acquisition costs were allocated to the assets purchased based on their respective fair market values at the acquisition date. The following table summarizes the estimated fair value of the assets acquired at the date of purchase:

Assets Acquired:

Property and equipment                                                $  415,812
Investment in title plant                                              2,828,194
Deposits and other assets                                                 68,722
Intangible assets                                                        977,617
                                                                      ----------
  Total                                                               $4,290,345
                                                                      ==========

In September 2002, the Company completed the acquisition of Nations Holding Group ("Nations") pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Nations, which is headquartered in Los Angeles, California, adds 43 new branches that provide title and escrow services to both the residential and commercial real estate markets. Nations conducts its primary business under the United Title Company brand in Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura Counties in southern California. Nations provides title and escrow services as First California Title Company in Alameda and Contra Costa Counties in northern California. The acquisition also provides the Company with an entrance into title insurance underwriting with the addition of Nations' subsidiary, United Title Insurance Company, which is licensed in Arizona, California and Nevada.

Under the terms of the Merger Agreement, the stockholders of Nations exchanged all of their outstanding shares of common stock for an allocation of the merger proceeds, which consisted of $18.2 million in cash and $17.5 million in preferred stock issued by the Company. The preferred stock includes an 8% cumulative dividend, payable quarterly in cash; provided that the Company may, in its discretion, pay the dividends in shares of common stock if the net income before provision for income taxes of the Company for the immediately preceding quarter is less than $1.0 million. After September 2023, the Company may be required, upon notification by the preferred stockholder, to redeem the preferred stock at a total redemption value of approximately $17.5 million.

In addition, the Company issued warrants to a major stockholder of Nations to purchase up to 300,000 shares of common stock of the Company at an exercise price of $2.27 per share. The warrants expire five years from the date of issuance. As set forth in the Merger Agreement, the exercise price was set equal to the average of the last reported sale or bid prices of the Company's common stock for the 21 consecutive trading days ending on the trading day prior to the closing of the transaction. The warrants had a fair market value of approximately $213,000 at the date of the transaction. A seven-year term loan obtained by the Company provided $14 million to assist in the financing of this transaction. The term loan will incur interest at the prime rate or LIBOR plus 2.75% (as of September 30, 2002, the interest rate on this note was 4.58%). The credit facility contains certain covenants and conditions normally included in transactions of this nature.

The terms of the transaction, including the purchase price, were determined by negotiations between the Company and Nations, and were approved by the shareholders of Nations and the Company's Board of Directors.

The merger, which is being accounted for as a purchase closed September 18, 2002 after regulatory approval was granted on September 9, 2002 by the California Department of Insurance. The operations of Nations have been included in the financial statements of the Company from September 1, 2002, which was the effective date of the transaction.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                           September 30, 2002 and 2001
                                   (Unaudited)

The following table summarizes the total acquisition cost of Nations and the components of proceeds paid to the former shareholders of Nations:

Cash                                                                 $18,231,114
Preferred stock                                                       17,516,200
Warrants for common Stock                                                213,000
                                                                     -----------
                                                                      35,960,314
  Direct transaction costs                                             1,251,047
                                                                     -----------
                                                                     $37,211,361
                                                                     ===========

The purchase price and approximately $1.3 million of direct acquisition costs were allocated to the assets purchased based on their respective fair values at the acquisition date. However, changes to the estimates of the fair values of Nations' assets acquired and liabilities assumed may be necessary as evaluations of those assets and liabilities are completed and as additional information becomes available. The following table summarizes the estimated fair value of the allocation of the purchase price and direct acquisition costs to the assets and liabilities acquired at the date of purchase:

Assets and (Liabilities) Acquired:

     Cash                                                          $ 10,878,881
     Receivables and other current assets                             3,817,197
     Property and equipment, net                                      5,063,813
     Marketable securities, available-for-sale                        8,787,768
     Title plant                                                        417,842
     Notes receivable and other assets                                4,010,924
     Accounts payable and accrued expenses                           (7,823,094)
     Reserves for title and escrow losses                            (3,525,035)
     Notes and other payables                                        (2,083,457)
     Intangible assets                                               17,666,522
                                                                   ------------
          Total                                                    $ 37,211,361
                                                                   ============

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                           September 30, 2002 and 2001
                                   (Unaudited)

Selected unaudited pro forma combined results of operations for the nine-month periods ended September 30, 2002 and 2001, assuming the acquisition of BridgeSpan Title Company's title and escrow operation in northern California and Nations occurred on January 1, 2001, are as follows:

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                      2002             2001
                                                  ------------     -----------
Total revenue                                     $121,075,700     $99,256,117
Income before income taxes                           7,559,881       6,812,338
Net income                                           4,506,718       4,770,845
Earnings attributable to common shares               3,455,746       3,719,873

Net income per common share:
Basic                                             $       0.20     $      0.22
Diluted                                           $       0.19     $      0.21

Weighted average shares outstanding:
Basic                                               17,352,065      17,179,376
Diluted                                             18,293,400      18,043,713

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash activities.

                                                                    Nine months ended
                                                                      September 30,
                                                                 -----------------------
                                                                    2002         2001
                                                                 -----------   ---------
SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITY:
    Rescission of equity exchange                                $        --   $(424,448)
    Issuance of preferred stock to acquire Nations                17,516,200          --
    Issuance of warrants for common stock to acquire Nations         213,000          --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                         194,725     212,018
    Cash paid during the period for taxes                          2,240,000      77,500

In March 2001, the Company rescinded an equity exchange which took place in June 2000. This recission resulted in 424,488 shares of Capital Title Group Inc. common stock issued to a third-party real estate organization being returned to the Company and cancelled.

In September 2001, the Company's Board of Directors authorized a stock repurchase program of up to one million shares of its outstanding common stock. During the nine months ended September 30, 2002, a total of 357,537 shares were repurchased under this program, of which 357,537 shares were cancelled. The total number of shares repurchased under this program is 691,433.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The 2001 Form 10-K should be read in conjunction with the following discussion since they contain important information for evaluating the Company's operating results and financial condition.

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

In accordance with the Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite lives resulting from business combinations completed subsequent to June 30, 2001 will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines the value of goodwill or intangible assets with indefinite lives has become impaired, the Company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

During the three months ended September 30, 2002 the Company acquired Nations Holding Group ("Nations") and applied the purchase method of accounting for the acquisition. Under this method of accounting, the purchase price is allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. Estimates of the fair values of Nations' assets acquired and liabilities assumed in the transaction have been combined with recorded values of the assets and liabilities of the Company's. However, changes to the estimates of the fair values of Nations' assets acquired and liabilities assumed may be necessary as evaluations of those assets and liabilities are completed and as additional information becomes available.

SUMMARY OF RESULTS

The Company's primary business is providing title and escrow services in four counties in Arizona and twelve counties in California. Operating results for the third quarter reflect the acquisition of Nations Holding Group ("Nations"), which was effective September 1, 2002. As a result of the acquisition of Nations, the Company also issues title insurance policies in Arizona and California.

The Company experienced revenue growth in the third quarter of 2002, primarily fueled by the favorable residential mortgage refinancing environment as well as the result of the inclusion of Nations' operating results for the month ended September 2002. Certain expense categories grew as a percentage of revenue compared to the same period in the prior year, reflecting the operations acquired in northern California in April 2002. The acquired operations in northern California are not yet producing the level of revenue that management anticipates from these offices once they are fully established.

OPERATING REVENUE

Operating revenue increased by $14,842,421 or 89.4% for the three months ended September 30, 2002 compared to the same period ended September 30, 2001. Operating revenue increased by 53.8% for the nine month period ended September 30, 2002 compared to the same period of the prior year.

The Company experienced revenue growth as a result of the favorable residential mortgage refinance and resale environment, fueled in part by the relatively low mortgage interest rate environment during the three and nine months ended September 30, 2002. In addition, the acquisition of offices in northern California in April 2002 increased revenue by $1,052,000 and $1,790,000 for the three and nine months ended September 30, 2002, respectively, compared to the same periods in the prior year. The addition of offices resulting from the acquisition of Nations increased revenue by $7,216,000 for both the three and nine months ended September 30, 2002, compared to the same periods last year.

The following table presents information regarding the Company's operating revenue:

                                                     Three months ended September 30,
                                           ---------------------------------------------------
                                              2002       % of total       2001      % of total
                                           -----------   ----------   -----------   ----------
Title insurance fees, net                  $19,900,034        63.3%   $10,476,215        63.1%
Escrow and related fees                     10,681,626        34.0      5,336,999        32.2
Investment and other income                    860,744         2.7        786,769         4.7
                                           -----------   ---------    -----------   ---------
    Total revenue                          $31,442,404       100.0%   $16,599,983       100.0%


Opened orders                                   65,326                     23,860
Closed orders                                   34,616                     17,049
Average revenue per closed order           $       883                $       928

                                                     Nine months ended September 30,
                                           ---------------------------------------------------
                                              2002       % of total       2001      % of total
                                           -----------   ----------   -----------   ----------
Title insurance fees, net                  $44,759,719        62.6%   $29,630,500        63.7%
Escrow and related fees                     24,559,580        34.3     14,688,022        31.6
Investment and other income                  2,196,545         3.1      2,172,747         4.7
                                           -----------   ---------    -----------   ---------
    Total revenue                          $71,515,844       100.0%   $46,491,269       100.0%

Opened orders                                  121,316                     75,865
Closed orders                                   76,033                     48,962
Average revenue per closed order           $       912                $       905

In the Company's Arizona and northern California operations, title and escrow services are typically handled together and an opened/closed order includes the fee for both services. In southern California, the escrow portion of a transaction is often handled by a company different than the one handling the title work, therefore each component part is counted as an opened/closed order, resulting in a lower fee per closed order.

The increase in open orders for the three and nine months ended September 30, 2002 compared to the same periods in the prior year reflects the favorable residential mortgage refinance and resale environment experienced during 2002 as well as the result of including Nations' order counts for the month of September 2002. The Company experienced a decrease in the average fee per closed order for the three months ended September 30, 2002 when compared to the same period in the prior year due to an increase in the mix of business from the Company's operations in California as well as the inclusion of Nations' order counts for the month of September 2002, which are predominately related to the southern California market and typically have a lower fee per closed order. The Company experienced an increase in the average fee per closed order for the nine months ended September 30, 2002 when compared to the same period in the prior year due to increases in property values in the Company's markets and, to a lesser extent, due to increases in fees charged for title and escrow services. This increase was partially offset by the inclusion of Nations' closed orders for the month of September 2002 as previously discussed.

OPERATING EXPENSES

The following table presents the components of the Company's expenses and the percentage they bear to the total revenue for the respective periods:

                                          Three months ended September 30,
                               -------------------------------------------------------
                                  2002       % of revenue      2001       % of revenue
                               -----------   ------------   -----------   ------------
Personnel costs                $19,632,773       62.4%      $ 9,795,162       59.0%
Rent                             2,103,952        6.7         1,055,120        6.3
Other operating expenses         7,231,045       23.0         3,879,591       23.4
Interest expense                    88,301        0.3            66,830        0.4
                               -----------       ----       -----------       ----
                               $29,056,071       92.4%      $14,796,703       89.1%

                                           Nine months ended September 30,
                               -------------------------------------------------------
                                  2002       % of revenue      2001       % of revenue
                               -----------   ------------   -----------   ------------
Personnel costs                $45,118,562       63.1%      $27,950,086       60.1%
Rent                             5,019,402        7.0         3,066,849        6.6
Other operating expenses        15,708,328       22.0        10,856,529       23.4
Interest expense                   217,879        0.3           212,018        0.4
                               -----------       ----       -----------       ----
                               $66,064,171       92.4%      $42,085,482       90.5%

Overall operating expenses have increased by $14,259,368 or 96.4% and $23,978,689 or 57.0% for the three and nine month periods ended September 30, 2002 respectively, compared to the same periods in 2001, primarily the result of expansion of the Company's operations. The addition of offices resulting from the acquisition of Nations increased overall operating expenses by $6,445,000 for both the three and nine months ended September 30, 2002, compared to the same periods last year. Operating expenses increased as a percentage of revenue to 92.4% in the three months ended September 30, 2002 from 89.1% in the comparable period in 2001. Operating expenses increased as a percentage of revenue to 92.4% in the first nine months of 2002 from 90.5% in the comparable period in 2001. These increases as a percent of revenue relates to unprofitable operations in northern California that were acquired in April 2002. These acquired operations in northern California had operating losses of approximately $982,000 and $1,832,000 for the three and nine month periods ended September 30, 2002, respectively. Excluding the northern California operations acquired in April 2002, operating expenses would have decreased as a percentage of revenue to 88.9% and 89.6% in the three and nine months ended September 30, 2002, respectively.

Personnel costs, including commissions and incentives, are the most significant component of the Company's operating expenses. Personnel costs increased as a percentage of revenue to 62.4% for the three months ended September 30, 2002 from 59.0% in the comparable period in 2001. The number of employees increased to 1,542 as of September 30, 2002 compared to 642 as of September 30, 2001. The increase is primarily due to the acquisition of Nations in September 2002. Personnel costs increased as a percentage of revenue to 63.1% in the first nine months of 2002 from 60.1% in the same period of 2001. The increase in personnel costs as a percentage of revenue is the result of lower productivity in the operations acquired in northern California in April 2002. These operations are not yet producing the level of revenue that management anticipates from these offices once they mature.

Rent expense increased as a percentage of revenue for the three months ended September 30, 2002 to 6.7% from 6.3% for the comparable period in 2001. Rent expense increased as a percentage of revenue for the nine months ended September 30, 2002 to 7.0% from 6.6% for the comparable period in 2001. This increase is the result of office openings and due to the operations acquired in northern California in April 2002, as previously discussed. During the nine months ended

September 30, 2002, there has been an increase of 57 offices, of which 5 were acquired in the northern California acquisition, 43 were acquired in the Nations acquisition and 9 offices were opened in existing operations.

The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant access, postage and professional fees. Other operating expenses decreased as a percentage of total revenue to 23.0% for the three months ended September 30, 2002 from 23.4% in the comparable period in 2001. Other operating expenses decreased as a percentage of total revenue to 22.0% for the nine months ended September 30, 2002 from 23.4% in the comparable period in 2001. These decreases were the result of cost containment efforts and the relatively fixed nature of many of these expenses in relation to the overall increase in revenue.

Interest expense has increased for the three and nine month periods ended September 30, 2002 compared to the same periods in 2001, primarily as the result of interest related to the $14.0 million borrowing in connection with the acquisition of Nations. The seven year term loan incurs interest at prime or LIBOR plus 2.75% (as of September 30, 2002 the interest rate on this note is 4.58%).

An income tax provision of $976,374 and $2,276,411 was recorded for the three and nine month periods ended September 30, 2002 based on statutory tax rates. A tax provision of $351,000 was recorded by the Company for the three and nine month periods ended September 30, 2001, which was significantly lower than statutory tax rates due to the availability of a federal net operating loss carryforward in 2001. The Company used all available net operating loss carryforwards during the third quarter 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has two $3,000,000 revolving lines of credit, which bear interest on any outstanding balance at the prime rate. At September 30, 2002, there were no cash draws against either credit line. There is $75,000 committed against one credit line for a standby letter of credit pursuant to an office lease. These credit lines mature in June 2003.

Cash flows provided by operating activities were $5,754,280 for the nine months ended September 30, 2002 compared to cash flows provided by operating activities of $7,804,423 during the same period in 2001. The decrease in 2002 was primarily the result of lower net income resulting from a higher tax provision for the period ended September 30, 2002 and less of an increase in accrued expenses.

Cash flows used in investing activities were $16,416,912 for the nine months ended September 30, 2002 compared to cash flows provided by investing activities of $475,803 during the same period in 2001. The increase in cash flows used in 2002 is primarily due to the purchase of Nations and five branches from BridgeSpan Title Company.

Cash flows provided by financing activities were $14,225,665 for the nine months ended September 30, 2002 compared to cash flows used in financing activities of $1,748,133 during the same period in 2001. The increase in cash flows in 2002 is due to the increase in net borrowings and, to a lesser extent, an increase in proceeds from the issuance of common stock.

The Company borrowed $14 million under a seven-year term loan with interest a the prime rate or London Inter-Bank Offered Rate ("LIBOR") plus 2.75% to assist with the financing of the acquisition of Nations. At September 30, 2002, the interest rate on this note was 4.58%. The credit facility contains certain covenants and conditions normally included in transactions of this nature.

In connection with the acquisition of Nations, the Company issued 175,162 shares of preferred stock with a par value of $.001. The preferred stock is non-convertible and is redeemable after September 2023 for $17,516,200. The preferred stock includes an 8% cumulative dividend, payable quarterly in cash; provided that the Company may, at its discretion, pay the dividends in shares of common stock if the net income before provision for income taxes of the Company for the immediately preceding quarter is less than $1.0 million.

The Company also granted warrants to purchase 300,000 shares of common stock as part of the proceeds to acquire Nations. The warrants have a strike price of $2.27 per share and based on a commonly utilized option pricing model, these warrants had a fair market value of $213,000 at the grant date. The warrants expire five years from the date of issuance. As set forth in the Merger Agreement, the exercise price was set equal to the average of the last reported sale or bid prices of the Company's common stock for the 21 consecutive trading days ending on the trading day prior to the closing of the transaction. The warrants were part of the purchase price of the Nations acquisition and were recorded as an increase to additional paid-in capital.

Management believes that cash on hand, future cash receipts and borrowings available under its credit lines and the Company's cash flows provided by operating activities will be sufficient to meet the Company's expansion plans and to pay all obligations as they become due for the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The Company's exposure to market risk is limited to interest rate risk on its credit agreement and investment portfolio. At September 30, 2002, the carrying amounts reported in the Company's unaudited Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, securities available for sale, accounts payable and debt approximate fair value. The Company does not believe it is subject to any market risks, which could reasonably be expected to have a material impact on the fair value of these assets and liabilities as reflected in the unaudited Condensed Consolidated Balance Sheets contained in this report.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

None.

     b.   Reports

During the quarter ended September 30, 2002, the Company filed the following current Report on Form 8-K:

Current Report of Form 8-K dated September 23, 2002 - Pursuant to Item 2, the Company reported the completion of the acquisition of Nations Holding Group pursuant to an Agreement and Plan of Merger dated June 11, 2002, by and among the Company, Nations Holding Group and CTG One Merger Corporation. Pursuant to
Item 7(a) of Form 8-K, all required historical financial statements will be filed pursuant to an amendment to the Form 8-K dated September 23, 2002 as soon as practicable following the filing of that report (but not later than 60 days following the date on which that report was required to have been filed).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CAPITAL TITLE GROUP, INC.

By: /s/ DONALD R. HEAD                                   Date:  October 31, 2002
    --------------------------------------------
    Donald R. Head
    Chairman of the Board, President and
    Chief Executive Officer

By: /s/ MARK C. WALKER                                   Date:  October 31, 2002
    --------------------------------------------
    Mark C. Walker
    Vice President, Chief Financial Officer,
    Secretary and Treasurer

                Certification of the Principal Executive Officer
                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Donald R. Head, the President and Chief Executive Officer of Capital Title Group, Inc. (the "Company"), certify that:

     (1) I have reviewed this quarterly report on Form 10-Q of the Company;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Donald R. Head
-----------------------------
Donald R. Head
Capital Title Group, Inc.
President and Chief Executive Officer
October 31, 2002

                Certification of the Principal Executive Officer
                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Mark C. Walker, Vice President and Chief Financial Officer of Capital Title Group, Inc. (the "Company"), certify that:

     (1) I have reviewed this quarterly report on Form 10-Q of the Company;

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     (4) The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Mark C. Walker
-----------------------------
Mark C. Walker
Capital Title Group, Inc.
Vice President and Chief Financial Officer
October 31, 2002

                                  CERTIFICATION
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
        (SUBSECTIONS (a) AND (b) OF SECTION 1350, CHAPTER 63 OF TITLE 18,
                               UNITED STATES CODE)

Pursuant to section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of Title 18, United States Code), each of the undersigned officers of Capital Title Group, Inc., a Delaware corporation (the "Company"), does hereby certify with respect to the Quarterly Report of the Company on Form 10-Q for the quarter ended September 30, 2002 as filed with the Securities and Exchange Commission (the "10-Q Report") that, to each such officer's knowledge:

     (1) the 10-Q Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the 10-Q Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: October 31, 2002


/s/ DONALD R. HEAD
--------------------------------------------------
Chairman of the Board, President and
Chief Executive Officer



Dated: October 31, 2002

/s/ MARK C. WALKER
--------------------------------------------------
Vice President, Chief Financial Officer, Secretary
and Treasurer