Form 10-K
period 2002-12-31
CAPITAL TITLE GROUP INC
filed 2003-03-24
CIK 1017158

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-21417

                            CAPITAL TITLE GROUP, INC.
                 (Name of Small Business Issuer in its charter)

                 Delaware                                 87-0399785
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

       2901 East Camelback Road                             85016
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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $44,483,000. This figure was estimated based on the last business day of the registrant's most recently completed second fiscal quarter which was June 28, 2002. The number of shares of Common Stock outstanding on June 28, 2002 was 17,444,374.

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ].

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on May 21, 2003 are incorporated by reference into Part III hereof.

================================================================================

                                     PART I

ITEM 1. BUSINESS

COMPANY HISTORY

     Capital Title Group, Inc. (the "Company"), a Delaware corporation, through its subsidiaries, is engaged in the business of issuing title insurance policies and performing other title-related services, such as escrow activities, in connection with real estate transactions. The Company views its operations as one operating business segment and is the parent company of the following subsidiaries:

     Capital Title Agency, Inc. ("Capital Title") is an Arizona corporation which has operated under the authority of the Arizona State Banking Commission since November 1981. Capital Title is an independent title agency that provides escrow services and issues title insurance policies to the real estate industry in Maricopa, Yavapai, Mohave and Pinal Counties in Arizona. Capital Title currently operates 37 offices located throughout Maricopa, Yavapai and Mohave Counties in Arizona.

     New Century Title Company ("New Century"), a California corporation that commenced operations in July 1998, is an independent title agency that provides escrow and title services to the real estate industry in selected California counties. New Century currently has 17 offices in southern California where it is licensed to conduct business in San Diego, Orange, Riverside, San Bernardino and Los Angeles Counties. New Century also has operations in northern California, which it obtained by acquisition in November 1998 and expanded through another acquisition in April 2002. New Century has 20 offices in northern California, where it is licensed to conduct business in Sonoma, Sacramento, Contra Costa, Alameda, San Mateo and Santa Clara Counties.

     Nations Holding Group ("Nations"), a California corporation, was acquired in September 2002 and includes the following wholly-owned subsidiaries;

          United Title Company ("United Title"), a California corporation that commenced operations in 1978, is an independent title agency that provides escrow and title services to the real estate industry in Southern California. United Title currently has 35 offices serving Los Angeles, Riverside, San Bernardino, Orange, San Diego, Ventura and Santa Barbara Counties in California.

          First California Title Company ("First California"), a California corporation that commenced operations in 1964 and was acquired by Nations in 1997, is an independent title agency serving the real estate industry with escrow and title services from seven offices in the northern California Counties of Alameda and Contra Costa.

          United Title Insurance Company ("United Title Insurance"), a California domiciled title insurance underwriter, was formed in 1991. United Title Insurance is the predominant underwriter for both United Title and First California and underwrites a portion of the title insurance policies sold by Capital Title and New Century.

     In January 2003, Nations acquired Land Title of Nevada, Inc. ("Land Title"), an independent title agency operating five offices in Clark County, Nevada, which comprises the metropolitan area of Las Vegas. Land Title was established in 1978 and provides escrow and title services to the real estate industry.

     The Company plans to continue its growth in Arizona, California and Nevada and as conditions merit, to expand into other states. The Company intends to accomplish this planned expansion primarily through acquisitions and recruitment of escrow officers and sales representatives with significant existing revenue production based upon their relationships with real estate brokers, mortgage lenders and other industry participants. The Company will attempt to attract these significant producers through employment packages that include commissions based on generated revenue.

     The executive offices of the Company are located at 2901 East Camelback Road, Phoenix, Arizona 85016, the telephone number is (602) 954-0600 and the website is www.capitaltitlegroup.com.

COMPANY OVERVIEW

     The Company derives revenue by issuing title insurance policies and providing escrow services to the real estate industry. In addition to issuing title insurance underwritten by United Title Insurance, the Company may utilize third party title insurance underwriters depending upon various factors. Those factors vary, but may include customer preference, market concentration or the size of the transaction may also dictate the use of third party underwriters as well.

     The Company's operations have been influenced by the markets in which it operates. Arizona, California and Nevada rank high in relation to other states in the nation in the rate of new job creation and population growth. The Company operates in some of the largest single family housing markets in the nation including the greater Los Angeles, San Diego, Oakland, San Jose, Las Vegas and Phoenix metropolitan areas.

INDUSTRY OVERVIEW

     The title insurance process has become accepted as the most efficient means of determining ownership of, and the priority of interests in, real estate in nearly all markets of the United States. Virtually all lenders require their borrowers to obtain title insurance policies at the time mortgage loans are made on real property.

     The major expense of a title company is the search and examination function in preparing preliminary title reports, commitments and title policies. Companies have focused on advancing technology in order to reduce costs, improve accuracy and respond to the continuing pressures within the real estate industry for faster and more cost effective processing of transactions.

     The Company possesses advanced title report generation and processing technology that combines title information from multiple sources via electronic data exchange. This technology facilitates expansion of the Company's operations in existing markets, and management believes it provides a competitive advantage compared to the technology of competing title companies.

     TITLE POLICIES. Title insurance policies state the terms and conditions upon which a title underwriter will insure title to real property. The beneficiaries of title insurance policies are generally buyers of real property or secured lenders.

Title insurance is different from other types of insurance because it relates to past events that affect title to property at the time of closing and not unforeseen future events. Prior to issuing policies, underwriters can significantly reduce or eliminate future losses by accurately performing searches and examinations. The premium for title insurance is due in full on the closing date of the real estate transaction and is based upon the purchase price of the property insured or the amount of the secured loan. Title insurance policies are issued on the basis of a preliminary report or commitment. These reports are prepared after a search of public records, maps and other relevant documents to ascertain title ownership and the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. A visual inspection of the property may also be made prior to the issuance of certain title insurance policies.

     To facilitate the preparation of preliminary reports without the necessity of manually searching public records, copies of public records, maps and other relevant historical documents are compiled and indexed in a title plant. Each title plant relates to a particular county and is kept current on a daily or other frequent basis by the addition of copies of recorded documents that affect rights in real property in the particular county. Title companies often subscribe to independent title information services to assist in the preparation of preliminary title reports.

     The Company has entered into multi-year service agreements for title plant access in the counties in which it operates. In certain counties, the Company may be a partial owner in a title plant or own a title plant which contains data prior to the time period covered by a third party title plant provider. The Company believes it will be able to obtain access to title plants on terms and conditions that are acceptable to it as the Company expands into other markets; however there can be no assurance in this regard.

     THE TITLE POLICY PROCESS. A brief description of the process of issuing a title insurance policy is as follows:

     (i) The customer, typically a real estate salesperson or broker, escrow agent or lender, places an order for a title policy.

     (ii) After the relevant historical data on the property is compiled, the title officer prepares a preliminary report that documents (a) the current status of title to the property, (b) any exemptions, exceptions and/or limitations that might be attached to the policy and (c) specific issues that need to be addressed and resolved by the parties to the transaction before the title policy will be issued (such as removal of prior tax liens and payment of prior loans on the property). The preliminary report is circulated to all parties of the transaction for satisfaction of any specific issues.

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

     DIRECT VS. AGENCY SALES. Preliminary reports and commitments to issue policies are prepared by title underwriters (direct sales) or by independent agents on behalf of the underwriters (agency sales). The terms and conditions upon which the real property will be insured are determined in accordance with the standard policies and procedures of the title underwriter. In direct sales, the title underwriter issues the preliminary report and commitment and retains the entire title premium paid in connection with the transaction. In agency sales, the search and examination function is performed by the independent agent and the vast majority of the premium collected is retained by the agent, with the balance remitted to the title underwriter. The Company competes against both title underwriters and independent title agencies.

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

     ECONOMIC FACTORS AFFECTING INDUSTRY. Title insurance and escrow revenue is related to the level of activity in the real estate market and the price of real estate sales. Real estate sales are directly affected by the availability of money to finance purchases. Other factors affecting real estate activity include demand, mortgage interest rates, family income levels and general economic conditions. Overall economic conditions in the states of Arizona and California have been favorable to the real estate market the past few years. Dramatic interest rate decreases, particularly during 2002, helped to fuel the residential resale and refinance market, which in turn provided real estate services like title and escrow services with high transaction volume. The relatively low interest rate environment provided the entire title and escrow services industry with tremendous volume, however, due to the unpredictability of the interest rate environment, it is impossible to predict the impact future higher interest rates will have on the overall real estate market and title and escrow services industry.

COMPANY STRATEGY

     The Company's strategy is to pursue aggressive growth in the title insurance industry. Essential elements of the Company's strategy are as follows:

     COMMITMENT TO SERVICE. The Company is built on three basic entrepreneurial premises: (1) every employee is a salesperson for the Company; (2) the Company's services are a one-stop, computer-based contact point for complete real estate transactions; and (3) success is achieved through a focus on an unequaled quality of customer service. Because title insurance policies and escrow functions are generally standardized, management believes the level of service provided is the key differentiating factor among competitors in the title industry. Through its commitment to customer service, the Company seeks to build lasting relationships with its real estate industry clients.

     MARKET FOCUS. While the Company serves all segments of the real estate market, the Company's market focus is on real estate brokers, mortgage lenders and developers as the existing residential re-sale market has historically been more consistent and less prone to fluctuation than commercial real estate, new home sales or refinancing segments of the market. To set itself apart as a service company, the Company continues to enhance industry specific information technology to better serve its clients in all segments of the industry.

     MANAGEMENT. The Company recognizes that its growth plan calls for executive management with extensive industry, operational and expansion experience. The Company was co-founded by Donald R. Head, and he has served as Chairman of the Board and Chief Executive Officer since inception in 1981. Mr. Head has extensive experience as a real estate developer and entrepreneur within the real estate industry and has over 20 years of experience in the title insurance industry.

     Milt Ferrantelli, President and CEO of Capital Title Agency, joined the Company in 1997. Prior to joining the Company, Mr. Ferrantelli co-owned and served as President and Chief Executive Officer of a large Phoenix, Arizona based title insurance agency from 1986 until it was acquired in 1994 by Norwest Financial. Mr. Ferrantelli has over 20 years of experience in the title and escrow industry in the Arizona marketplace.

     Mervyn L. Morris, President of New Century Title Company, joined New Century in September 1999. Mr. Morris has over 25 years of experience in the title and escrow industry. Prior to joining New Century, Mr. Morris was Executive Vice President, Southern Division Manager for Old Republic Title Company.

     Jerome M. Smolar is President of Nations Holding Group and CEO of its largest wholly-owned subsidiaries, United Title and United Title Insurance Company. Mr. Smolar joined Nations in 1996, and previously served as Nation's Vice President and Chief Financial Officer and as President and Chief Operating Officer of United Title Company. Prior to joining Nations, Mr. Smolar served in several capacities with Safeco Title Insurance Company, including Vice President, Treasurer and Chief Financial Officer and as a Director. Mr. Smolar has over 15 years of experience in the title and escrow industry and is also a certified public accountant.

     In addition, the Company employs managers that are seasoned in the title and escrow and overall real estate industries to run the day-to-day operations in the counties the Company operates.

COMPANY OPERATIONS

     The Company reported revenue of $127.7 million for the year ended December 31, 2002 compared to $64.4 million for the year ended December 31, 2001. (See Management's Discussion and Analysis of Financial Condition and Results of Operations).

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

     The escrow officers are held accountable by state governmental agencies for strict compliance with their fiduciary responsibilities outlined by the escrow instructions. The escrow officers must possess a high degree of skill, professionalism and confidentiality in the handling, preparation, collecting and recordation of all escrow matters between the buyer, seller, real estate brokers and their agents, developers, lenders and investors.

     TITLE DEPARTMENT. The primary function of the title department is the accumulation and analysis of various documents from the many sources that make up the public record and to prepare and issue a preliminary report showing the present condition of title.

     CLAIMS AND UNDERWRITING. The Company's title agencies provide title insurance through United Title Insurance, a wholly-owned subsidiary. The Company's title agencies also act as an independent agent of five other third party title insurance companies. Services are provided pursuant to underwriting agreements with each of the underwriters which state the conditions on which the Company's title agencies are authorized to issue a title insurance policy on behalf of the underwriter and prescribe the circumstances under which the Company's title agencies may be liable to the underwriter if a policy loss is attributable to errors made by the Company's title agencies.

     Claims against title insurance policies normally arise out of human error. During the process of accumulation and analysis of the public record, certain inaccuracies and inconsistencies are encountered that sometimes result in a situation in which interpretation of these documents could lead to a claim. The exposure for the Company's title agencies is typically limited to a $5,000 deductible for any loss resulting from a title insurance claim. The Company's title agencies assume the entire risk of losses incurred in errors made during the escrow process; however, have secured insurance coverage up to $1 million, subject to a deductible, to limit any significant losses.

     Claims against the Company's wholly-owned title insurance underwriter, United Title Insurance, are typically limited to $500,000 for any loss resulting from a title insurance claim. Losses are limited as a result of a reinsurance arrangement United Title Insurance has with a third party underwriter.

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

COMPETITION

     The title insurance business is highly competitive. Companies with significant market share in Arizona, California and Nevada include First American, Chicago Title, Old Republic, Stewart Title, Fidelity Title and LandAmerica. The number and size of competing companies varies in different geographic markets. In those markets where the Company operates and intends to operate the Company will face competition from other independent agencies and major national insurance underwriters, many of which have financial and other resources significantly greater than those of the Company. The Company believes that quality and timeliness of service are the key competitive factors in the industry because parties to a real estate transaction are usually concerned with time schedules and costs associated with delays in the closing of transactions.

REGULATION

     The Company conducts its business under licenses granted by the State Banking and Insurance Departments of the State of Arizona and the Departments of Insurance in California and Nevada. The title insurance and escrow businesses generally are subject to extensive regulation under applicable state laws, including, in California, requirements to maintain minimum levels of net worth and working capital. These laws establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses, regulating trade practices, licensing agents, approving policy forms and approving rate schedules. Failure to comply with these regulations or an inability to secure or maintain any required licenses could materially adversely affect the Company's business. The Company believes that it is in compliance with applicable laws and regulations and that it will maintain and obtain all licenses required for the conduct of its business.

     Title insurance underwriters are also typically subject to a holding company act in their state of domicile that regulates, among other issues, payment of dividends and investment policies. As a condition to continue its authority to underwrite title insurance policies in the states in which our title insurance subsidiary conducts its business, it is required to pay certain fees and file information regarding its officers, directors and financial results and condition. Further, pursuant to statutory regulations, United Title Insurance must defer a portion of underwriting premium as an unearned premium reserve as well as maintain qualified assets in an amount set by statutory requirements. The level of unearned premium reserve required to be maintained any time is determined on a quarterly basis by statutory formula based on several factors including the number, age and dollar amount of policies written. At December 31, 2002, the statutory unearned premium reserve required and reported by the Company's title insurance subsidiary was $6.8 million.

     The Company's title insurance subsidiary had statutory capital and surplus of $8.5 million at December 31, 2002. For the year ended December 31, 2002, the Company's title insurance subsidiary also had statutory earnings of $1.7 million.

     United Title Insurance is regulated by the California Department of Insurance ("DOI"). Examinations by the DOI typically occur at three-year intervals and an examination of United Title Insurance for the years ended December 31, 1999, 2000 and 2001, concluded in late 2002. Although not final, the DOI shared a preliminary report of their examination and the findings in the report did not have a material impact to the statutory results of United Title Insurance at December 31, 2002.

RATINGS

     United Title Insurance is regularly reviewed and assigned ratings by independent rating agencies designed to indicate its financial condition and/or claims paying ability. Financial data and other similar information is supplied to the rating agencies, as requested, and analysis is performed by agencies to arrive at a particular rating. At December 31, 2002, United Title Insurance was rated as noted below by the following rating agencies:

                                        Demotech, Inc.         Lace Title Rating
                                 (Financial stability rating)     Corporation
                                 ----------------------------     -----------
United Title Insurance Company          "A-Exceptional"               "A"

INVESTMENTS

     The Company's subsidiary, United Title Insurance, derives a portion of its income from investments. The Company's investment portfolio consists of short-term investments, predominately certificates of deposit with maturities greater than 90 days, but less than one year, and investments in fixed maturity bonds and equity securities. The investment policy of United Title Insurance is to maintain a diversified investment portfolio and to purchase investment grade fixed maturity bonds and preferred and common stocks of large, seasoned and well-managed companies. The investment policy is designed to maximize investment income, maintain adequate cash flow and provide financial stability within a limited risk tolerance. The carrying amount of all investments, which approximates the fair value of the investments, was approximately $11.5 million at December 31, 2002. During 2002, the Company's average yield on its investment portfolio was approximately 4.6%.

     The following table sets forth certain information regarding the investment ratings of the Company's fixed maturity portfolio at December 31, 2002:

                                Amortized                Estimated
                                   Cost     % of Total   Fair Value   % of Total
                                 --------   ----------   ----------   ----------
Ratings (1)                                     ($ in thousands)
AAA, AA, and A                   $  6,036        85.0%    $  6,348         85.6%
BBB                                   966        13.6          967         13.0
B                                      97         1.4          101          1.4
                                 --------    --------     --------     --------
                                 $  7,099       100.0%    $  7,416        100.0%
                                 ========    ========     ========     ========

(1)  Ratings as assigned by Standard and Poor's.

     The following table sets forth contractual maturities at December 31, 2002, which may differ from expected maturities because certain borrowers have the right to call or prepay obligations with or without prepayment penalties:

                                                         Amortized    Estimated
         Maturity dates                                     Cost      fair value
         --------------                                   --------    ----------
                                                            ($ in thousands)
One year or less                                          $    100     $    101
After one year through five years                            3,345        3,500
After five years through ten years                           1,318        1,394
After ten years                                              2,336        2,421
                                                          --------     --------
                                                          $  7,099     $  7,416
                                                          ========     ========

     Fixed maturity bonds with an amortized cost of $3.6 million and a fair value of $3.8 million have provisions which give borrowers the right to call or prepay their obligations with or without prepayment penalties.

     Equity securities at December 31, 2002 consist of investments in the following category:

                                                                      Estimated
                                                           Cost       Fair value
                                                          --------    ----------
                                                             ($ in thousands)
Preferred and common stocks of banks,
  trust and insurance companies                           $    842     $    904
Preferred stocks of public utilities                            85           94
Preferred and common stocks of industrial
  and miscellaneous companies                                1,955        1,958
                                                          --------     --------
                                                          $  2,882     $  2,956
                                                          ========     ========

EMPLOYEES

     As of December 31, 2002, the Company had a total of 1,679 employees, of which 412 were located in Arizona and 1,267 in California. In January 2003, the Company acquired Land Title of Nevada, Inc, adding 94 employees. The Company believes that its relations with its employees are excellent.

ITEM 2. PROPERTIES

     The Company conducts its business operations primarily in leased office space. The Company currently leases offices at 114 locations with remaining lease periods ranging from one to eighty-four months. The Company's monthly rental payments at the foregoing locations are approximately $0.8 million. The Company owns a 24,000 square foot building in Phoenix, Arizona, which includes its corporate headquarters, its Maricopa County administration and title department, and two escrow branches. The Company also owns and occupies approximately one-half of a 16,200 square foot building in Colton, California which houses a title and escrow branch office of its wholly-owned subsidiary, United Title.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in certain legal actions which arise in the normal course of its title and escrow business. The Company believes, based on the advice of legal counsel, that none of these claims are material to the Company, either individually or in the aggregate, and the final outcome will not have a material adverse affect on the Company's financial position, results of operations or liquidity.

     The Attorney General of the State of California filed suit on behalf of the California Controller against a number of major title insurers operating in California, alleging irregularities in billings for charges and violations of title and escrow practices. The Company and its subsidiaries have not received any communication from the Attorney General regarding this litigation and was not named in the suit. Each of the defendants in the State of California lawsuit has entered into a settlement with the State, which includes an injunction prohibiting certain practices allegedly engaged in by those companies. A matter raised in the State of California litigation has resulted in a separate lawsuit brought by individuals purporting to act in a representative capacity for consumers doing business with lenders and title companies in the State of California. United Title has been named in this lawsuit, which seeks restitution of alleged wrongful gains obtained through excessive recording fees and reconveyance tracking fees, injunctive relief, and attorney fees. An initial lawsuit was served on United Title in November 2001 and in that lawsuit, the court dismissed the complaint. The recent litigation referred to above was subsequently refiled in February 2003. The results of legal proceedings cannot be predicted with certainty, but United Title intends to vigorously defend the lawsuit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is quoted on The Nasdaq SmallCap Market under the symbol "CTGI".

     The following table sets forth the high and low closing bid prices for the Company's common stock.

                    Date                                 High        Low
                    ----                                ------     ------
     2001  First Quarter                                $ 1.59     $ 0.94
           Second Quarter                                 2.74       1.06
           Third Quarter                                  2.90       1.95
           Fourth Quarter                                 2.54       2.00
     2002  First Quarter                                  2.30       1.85
           Second Quarter                                 3.30       2.00
           Third Quarter                                  2.50       1.50
           Fourth Quarter                                 2.75       2.00
     2003  First Quarter (through March 14)               3.06       2.04

     As of December 31, 2002, the Company had issued and outstanding 17,923,968 shares of common stock. In addition, 4,900,000 shares are reserved for issuance under the Company's 1996 Stock Option Plan and 600,000 shares are reserved for issuance under the Company's Non-Employee Directors Plan. At December 31, 2002, there were approximately 1,601 holders of record of the Company's common stock.

     In March 1998, the Company issued 463,500 warrants in conjunction with a private placement. Each warrant entitled the holder to purchase one share of the Company's common stock at $2.50 until December 31, 2002. During 2002, 268,000 warrants were exercised with the balance of the warrants expiring. In April 1998, the Company issued 308,642 warrants to an investment banking firm that acted as placement agent in connection with another private placement. Each warrant entitled the holder to purchase one share of the Company's common stock at $1.62 until May 1, 2002. Pursuant to terms of the warrant agreement, 125,793 shares of common stock were issued prior to the expiration date. In September 2002, the Company issued 300,000 warrants valued at $213,000 in conjunction with an acquisition. Each warrant entitles the holder to purchase one share of the Company's common stock at $2.27 until September 18, 2007. The Company utilized the Black-Scholes model, a commonly used option pricing model, to determine the fair value of these warrants.

     The Company has never paid a dividend on its Common Stock. At this time, the Company anticipates that its earnings, if any, will be retained to fund the Company's working capital needs, debt repayment and the planned expansion of its business. The payment of any dividends may be restricted by the covenants contained in the Company's seven-year term loan agreement with Comerica Bank and will be dependent upon the discretion of the Board of Directors. Furthermore, under Delaware corporate law, in the absence of current or retained earnings, the Company may be prohibited from paying dividends (whether in cash or otherwise).

ITEM 6. SELECTED FINANCIAL DATA

Selected Financial Data-Five Year Summary
  ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

For The Year:                                      2002          2001          2000          1999          1998
                                                ----------    ----------    ----------    ----------    ----------
Title service revenue, net                      $   81,239    $   41,161    $   22,628    $   20,808    $   13,175
Escrow and related fees                             42,632        20,468        11,447        11,088         7,535
Other income                                         3,840         2,807         2,823         2,080         1,037
                                                ----------    ----------    ----------    ----------    ----------
Total revenue                                      127,711        64,436        36,898        33,976        21,747
Net income (loss)                                    7,282         5,070        (2,252)       (1,969)        1,676
Earnings (loss) attributable to common shares        6,879         5,070        (2,252)       (1,969)        1,676
Net cash flows provided by (used in)
  operating activities                              15,650         9,674           121        (2,075)        2,472
Net cash flows used in investing activities        (17,885)         (583)       (1,369)       (3,674)       (3,080)
Net cash flows provided by (used in)
  financing activities                              14,173        (2,190)          140         2,799         5,243

Per share data:
Net income (loss) per common share - Diluted          0.38          0.28         (0.13)        (0.12)         0.11
Weighted average shares outstanding - Diluted       18,121        18,031        17,158        16,868        15,938

At Year End:
Total assets                                    $   83,287    $   21,025    $   14,301    $   15,199    $   16,528
Long term debt                                      16,542         3,083         5,016         4,891         2,299
Preferred stock                                     17,516            --            --            --            --
Stockholders' equity                                19,452        11,104         6,730         8,544        10,790

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

     Management believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to impairment of intangible assets and long lived assets, reserves related to title insurance and escrow losses, determination of fair values of fixed maturity bonds and equity securities, and contingencies and litigation. Management performs a test of each reporting unit for which goodwill is attributed to evaluate for any impairment of intangible assets at least annually. This includes, among other things, a review of events or circumstances which would indicate an impairment of goodwill. Future losses from reporting units that goodwill is attributed to may lead to an impairment charge in future periods. When evaluating title insurance and escrow losses management estimates reserves for known claims as well as a provision for incurred but not reported losses based on several factors including, but not limited to, historical loss experience, and current industry and legal environments. Management determines the fair value of fixed maturity bonds and equity securities by obtaining quoted market prices. Contingencies and litigation are reviewed by management on an ongoing basis and, in conjunction with legal counsel, determinations are made as to the outcome of any lawsuits and advice of claims. Based on this assessment, any required reserves are reflected in the Company's financial statements. Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on the Company's future financial condition or results of operations.

OVERVIEW

     The Company is engaged in the business of issuing title insurance policies and performing other title-related services, such as escrow activities in connection with real estate transactions. Operating results in 2002 reflect the acquisition of Nations, effective September 1, 2002. As a result of the acquisition of Nations, the Company also underwrites title insurance policies in California and Arizona.

     Capital Title Group, Inc. reported net income of $7.3 million and $5.1 million for the years ended December 31, 2002 and 2001, respectively, compared to a net loss of $2.3 million for the year ended December 31, 2000. The significant improvement in earnings was due in part to the acquisition of Nations in September 2002, a strong housing market and a record level of refinance transactions resulting from low mortgage interest rates.

TRANSACTIONS AFFECTING COMPARABILITY OF RESULTS OF OPERATIONS

     In April 2002, the Company increased its presence in northern California with the acquisition of five branch offices that perform title and escrow services in the counties of Santa Clara, San Mateo and Sacramento. The acquisition also included ownership interest in joint title plants for these counties and had a total purchase price of approximately $4.3 million. The acquisition was accounted for using the purchase method and the operations of these branch offices have been integrated into New Century Title Company, a wholly-owned subsidiary of the Company.

     In September 2002, the Company acquired Nations, including its wholly-owned subsidiaries of United Title Company, First California Title Company and United Title Insurance Company, among other subsidiaries. The purchase price, including direct transaction costs was approximately $37.2 million and was accounted for using the purchase method.

     Included  in  the  results  of  operations   during  2002  was  revenue  of
approximately $35.7 million and pre-tax income of $1.0 million related to these two acquisitions.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of the Company's revenue and expenses along with the percentage they bear to total revenue:

                                                        For The Years Ended December 31,
                                --------------------------------------------------------------------------------
                                   2002           %            2001           %            2000           %
                                ----------    ----------    ----------    ----------    ----------    ----------
                                                ($ in thousands, except revenue per order data)
Title service revenue, net      $   81,239          63.6%   $   41,161          63.9%   $   22,628          61.3%
Escrow and related fees             42,632          33.4        20,468          31.8        11,447          31.0
Other income                         3,840           3.0         2,807           4.3         2,823           7.7
                                ----------    ----------    ----------    ----------    ----------    ----------
                                $  127,711         100.0%   $   64,436         100.0%   $   36,898         100.0%
                                ==========    ==========    ==========    ==========    ==========    ==========

Personnel costs                 $   79,149          62.0%   $   38,976          60.4%   $   25,467          69.0%
Rent                                 7,936           6.2         4,226           6.6         3,298           8.9
Interest expense                       443           0.4           277           0.4           335           0.9
Provision for title insurance
  and escrow losses                  3,176           2.4           540           0.9           105           0.4
Other operating expenses            24,724          19.4        14,579          22.6         9,978          27.0
                                ----------    ----------    ----------    ----------    ----------    ----------
                                $  115,428          90.4%   $   58,598          90.9%   $   39,183         106.2%
                                ==========    ==========    ==========    ==========    ==========    ==========

Opened orders                      185,349                     110,620                      49,616
Closed orders                      122,471                      69,320                      33,789
Average revenue per
  closed order                  $    1,011                  $      889                  $    1,008

     FISCAL 2002 COMPARED TO FISCAL 2001

     The Company's revenues increased by $63.3 million or 98.2% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The increase is primarily attributable to the acquisition of Nations in September 2002, a favorable real estate and refinance market, the Company's expansion and increased market share.

     On a proforma basis, assuming the Company had acquired Nations and the five branch offices in northern California effective January 1, 2001, the Company's revenues would have increased by $60.1 million or 51.3% to $177.3 million for the year ended December 31, 2002 from $117.2 million for the year ended December 31, 2001.

     The Company's revenue from title insurance and escrow fees is primarily from three sources: residential resale, lender/refinance and commercial real estate transactions. The Company's marketing plan is to have the majority of the Company's title and escrow revenue be derived from the resale business and lender transactions. Historically, the resale business has been more consistent and less subject to fluctuations than commercial, new home sales, or refinancing segments of the market. The commercial, new home sales and refinancing segments tend to be more influenced by interest rates and other economic conditions.

     The increase in open orders in 2002 compared to the prior year reflects the favorable residential mortgage refinance and resale environment experienced during 2002 as well as the result of including Nations' order counts for the final four months of 2002. The Company experienced an increase in the average fee per closed order during 2002 when compared to the prior year due to increases in property values in the Company's markets and, to a lesser extent, due to increases in fees charged for title and escrow services.

     Title service revenue is net of underwriting fees paid pursuant to title insurance underwriting agreements the Company has with five national title companies. Underwriting fees were approximately $5.4 million, $4.4 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Other income decreased as a percentage of revenue in the year ended December 31, 2002 to 3.0% from 4.3% in 2001. This decrease was the result of the larger increase to revenue resulting from title service revenue and escrow and related fees. The increase in other income overall was primarily due to additional operations resulting from the acquisition of Nations.

     Personnel costs, including commissions and incentives, are the most significant component of the Company's operating expenses. The number of people employed by the Company increased from 710 as of December 31, 2001 to 1,679 as of December 31, 2002. The increase is primarily due to additional operations resulting from the acquisition of Nations in September 2002. For the year ended December 31, 2002, personnel costs including commissions and incentives were 62.0% of total revenue compared to 60.4% of total revenue for the year ended December 31, 2001. The increase in personnel costs as a percentage of total revenue is the result of an increase in the number of employees in geographic markets that require higher compensation.

     Rent expense decreased as a percentage of revenue in the year ended December 31, 2002 to 6.2% from 6.6% in 2001. This decrease was the result of the relatively fixed nature of these costs coupled with the increase in revenue. The increase in rent expense overall is the result of the increase in offices from 58 as of December 31, 2001 to 116 in 2002, primarily due to additional operations resulting from the acquisition of Nations.

     Provision for title insurance and escrow losses increased as a percentage of revenue in the year ended December 31, 2002 to 2.4% from 0.9% in 2001. This increase was primarily a result of the inclusion of United Title Insurance Company, a title insurance underwriter, in the 2002 operating results as a result of the Nations acquisition. In addition, the Company experienced a $1 million loss resulting from providing title and escrow services to a developer which later filed for bankruptcy protection.

     The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant maintenance and access, postage and professional fees. Other operating expenses decreased as a percentage of total revenue to 19.4% in 2002 from 22.6% in 2001. While other operating expenses grew in 2002, primarily due to additional operations resulting from the Nations acquisition and other branch openings, the decrease in other operating expenses as a percentage of total revenue was the result of the fixed components of these costs coupled with the increase in revenue.

     Interest expense increased to $0.4 million for 2002 compared to $0.3 million for 2001 primarily as a result of a $14.0 million term loan used to partially fund the Nations acquisition.

     Income tax expense of $5.0 million was recorded for the year ended December 31, 2002 at an effective tax rate of 40.7%, which closely approximates the statutory income tax rate for corporations. Income tax expense for 2001 was $0.8 million, or an effective rate of 13.1%, resulting from the utilization of prior year tax loss carryforwards.

FISCAL 2001 COMPARED TO FISCAL 2000

     The Company's revenues increased by $27.5 million or 74.6% for the year ended December 31, 2001 as compared to the year ended December 31, 2000. The increase is primarily attributable to a favorable real estate and refinance market, the Company's expansion and increased market share. The decrease during 2001 in the revenue per closed order resulted from an increase in the mix of refinance orders, which have lower fee per order than the Company's residential resale orders.

     Title service revenue is net of underwriting fees paid pursuant to title insurance underwriting agreements the Company has with five national title companies. Underwriting fees were approximately $4.4 million, $2.5 million and $2.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Personnel costs, including commissions and incentives, are the most significant component of the Company's operating expenses. The number of people employed by the Company increased from 493 on December 31, 2000 to 710 on December 31, 2001. For the year ended December 31, 2001, personnel costs including commissions and incentives were 60.4% of total revenue compared to 69.0% of total revenue for the year ended December 31, 2000. This decrease was a result of higher productivity coupled with the increase in revenue.

     Rent expense decreased as a percentage of revenue in the year ended December 31, 2001 to 6.6% from 8.9% in 2000. This decrease was the result of the relatively fixed nature of these costs coupled with the increase in revenue.

     Provision for title insurance and escrow losses increased as a percentage of revenue in the year ended December 31, 2001 to 0.9% from 0.4% in 2000. This increase was primarily a result in an increase in the mix of title insurance business in relation to total revenue.

     The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant maintenance and access, postage and professional fees. Other operating expenses decreased as a percentage of total revenue to 22.6% in 2001 from 27.0% in 2000. This decrease was the result of cost containment efforts and the relatively fixed nature of many of these expenses in relation to the overall increase in revenues.

     An income tax provision of $0.8 million was recorded for the year ended December 31, 2001. The availability of net operating loss carryforwards resulted in a much lower tax provision in 2001 than would be expected based on statutory income tax rates. No provision was recorded for 2000 as a result of the net loss reported that year. As of December 31, 2001, the Company had fully utilized its net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to expand its geographical base, further implement its market penetration program, recruit and train new personnel and purchase additional property and equipment to implement its expansion program. During the year ended December 31, 2002, the Company financed its operating and business development activities through operating cash flows and through the use of cash on hand. The Company funded its acquisition of Nations through a seven year term loan, cash, issuance of preferred stock and issuance of warrants for common stock.

     The Company has two $3.0 million revolving lines of credit, which bear interest on any outstanding balance at the prime rate (4.25% at December 31, 2002). (See Quantitative and Qualitative Disclosure About Market Risk). At December 31, 2002, there were no cash draws against either of these credit facilities. There is $75,000 committed against one of the credit lines for a standby letter of credit pursuant to an office lease. These credit facilities mature in May 2003, but the Company anticipates renewing these lines of credit for an additional one-year term.

     Cash flows provided by operating activities were $15.6 million for the year ended December 31, 2002 compared to cash flows provided by operating activities of $9.7 million in 2001. The increase in 2002 was primarily the result of an improvement in operating results with net income of $7.3 million for the year ended December 31, 2002 compared to net income of $5.1 million in the prior year. Additionally, an increase in accounts payable and accrued expenses, and non-cash items such as depreciation and increased loss reserves also increased cash flow from operating activities compared to the prior year. The principal non-operating uses of cash for the year ended December 31, 2002 were $14.1 million related to acquisitions and $3.8 million for property and equipment. Other sources of non-operating cash for 2002 came from a seven year term loan of $14.0 million which was utilized to partially fund the acquisition of Nations.

     In September 2001, the Company's Board of Directors authorized a stock repurchase program of up to one million shares of its outstanding common stock. During 2002, a total of 362,637 shares were repurchased under this program, all of which were cancelled. In total 696,533 shares have been repurchased under this program at prices ranging from $1.97 to $2.30 per share.

     The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from active escrow, trust and account servicing files. The balances in these accounts have not been included in these consolidated financial statements. As of December 31, 2002, the accounts contain balances of approximately $727.6 million. In the case of a loss in escrow accounts, the Company has financial exposure for these balances.

     The Company's future debt and lease obligations are summarized by year as follows ($ in thousands):

                                              Payments due by period
                                  ---------------------------------------------
                                  less than                           more than
Contractual Obligations           one year    1-3 years   3-5 years    5 years
-----------------------           --------    ---------   ---------    -------

Debt maturities                   $ 2,032     $ 6,113     $ 8,397      $    --

Minimum lease
commitments                         7,660      14,303       3,214        4,881
                                  -------     -------     -------      -------
Total                             $ 9,692     $20,416     $11,611      $ 4,881
                                  =======     =======     =======      =======

     In addition, the Company has preferred stock which is redeemable after 2023 for $17.516 million. The preferred stock has an 8% cumulative dividend, paid quarterly.

     Management believes that cash on hand, anticipated future cash receipts and borrowings available under its credit facilities will be sufficient to meet the Company's expansion plans and to pay all obligations as they become due for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142.

     The following table presents prior period income and income per share as if the nonamortization provisions of Statement 142 had been applied in the prior period:

                                                            Year Ended December 31,
                                                     ------------------------------------
                                                       2002          2001          2000
                                                     --------      --------      --------
                                                     (in thousands, except per share data)
Reported earnings attributable to common shares      $  6,879      $  5,070      $ (2,252)
Add back goodwill amortization                             --            13            13
                                                     --------      --------      --------
Adjusted earnings attributable to common shares      $  6,879      $  5,083      $ (2,239)

Diluted income per share:
Reported income per share                            $   0.38      $   0.28      $  (0.13)
Add back goodwill amortization                             --            --            --
                                                     --------      --------      --------
Adjusted earnings attributable common shares         $   0.38      $   0.28      $  (0.13)
                                                     ========      ========      ========

     The  Company  was  required  to  adopt  the  provisions  of  Statement  141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. As of December 31, 2002, the Company had $18.8 million of goodwill, which has been evaluated in accordance with Statement 142 and no impairment adjustment is warranted at this time.

     In June 2001, the FASB issued Statement No. 143, ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 is effective for fiscal years beginning after June 15, 2002, although earlier application is encouraged. The adoption of this statement effective January 1, 2002 did not have any material impact on the Company's financial position, results of operations or liquidity.

     In October 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement.

     Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and the adoption of this statement on January 1, 2002 did not have any material impact on the Company's financial position, results of operations or liquidity.

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

     In June 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management is evaluating this accounting standard but does not believe that adopting this Statement will have a material impact on the Company's consolidated financial statements.

     In October 2002, the FASB issued Statement No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS - AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 and No. 142. Statement No. 147 is effective for acquisitions on or after October 1, 2002. Management has evaluated this accounting standard but does not believe application of this standard would have a material impact on the Company's consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, AND INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND A RECISSION OF FASB INTERPRETATION NO. 43. This Interpretation elaborated on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

     In December 2002, the FASB issued Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AND AMENDMENT OF FASB STATEMENT NO. 123. This Statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND INTERPRETATION OF ARB NO. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's business is cyclical due to the effect of interest rate fluctuations on the level of real estate activity. Periods of high interest rates adversely effect real estate activity and therefore title and escrow revenues. In addition, the amount of interest income derived from available cash is subject to interest rate fluctuations. The Company's investment portfolio and borrowings are subject to interest rate risk. An increase or decrease in prevailing interest rates typically translate into a decrease or increase in fair values of interest sensitive financial instruments.

     At December 31, 2002, the carrying amounts reported in the Company's consolidated balance sheets for cash and cash equivalents, short term investments, fixed maturity bonds and equity securities, accounts receivable, accounts payable and debt approximate fair value. Fair values of fixed maturity bonds may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the security and other general market conditions. The Company's investments in equity securities are based on quoted market prices by third party sources. Market prices are subject to variability and as a result, the amount the Company may realize from a sale of an equity security investment may ultimately be significantly different than the reported market values. Variability in market prices may occur as a result of changes in economic conditions, relative price of similar, alternative investment choices and the market's perceived change in the value of the security itself.

     The Company's long-term debt is comprised of two term loans, one of which provides for a variable interest rate. Had interest rates increased (decreased) 100 basis points, interest expense on outstanding debt would have increased (decreased) approximately $40,600 for the year ended December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
Capital Title Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Capital Title Group, Inc. and subsidiaries (the Company) as of December 31, 2002 and
2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards
(SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" which changed the Company's method of accounting for goodwill and other intangible assets effective January 1, 2002.

                                        /s/ KPMG LLP

Phoenix, Arizona
March 3, 2003

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                             ------------------------
                                                                2002          2001
                                                             ----------    ----------
                                                                 ($ in thousands)
ASSETS
  Cash and cash equivalents                                  $   19,615    $    7,677
  Short term investments                                          1,150            --
  Restricted cash                                                 2,130            --
  Fixed maturity bonds, available-for-sale                        7,416            --
  Equity securities, available-for-sale                           2,956            --
                                                             ----------    ----------
    Cash and invested assets                                     33,267         7,677

  Accounts receivable, net                                        3,998           463
  Notes and other receivables                                     2,316           309
  Property and equipment, net                                    16,279        10,075
  Title plant                                                     3,853           678
  Goodwill                                                       18,835           205
  Deposits and other assets                                       4,739         1,281
  Deferred income taxes, net                                         --           337
                                                             ----------    ----------
       Total Assets                                          $   83,287    $   21,025
                                                             ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Accounts payable and accrued expenses                      $   22,386    $    5,696
  Reserve for title insurance and escrow losses                   6,450           524
  Long-term debt                                                 16,542         3,083
  Deferred income taxes, net                                        253            --
  Other liabilities                                                 688           618
                                                             ----------    ----------
       Total Liabilities                                         46,319         9,921

Redeemable preferred stock, 8% cumulative dividend,
  redeemable after 2023 for redemption value of
  $100 per share, $.001 par value, 10,000,000
  shares authorized, 175,162 shares issued and
  outstanding in 2002                                            17,516            --

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
    authorized; 17,923,968 and 17,065,381 shares
    issued and outstanding in 2002 and 2001, respectively            18            17
  Additional paid-in capital                                     12,560        10,911
  Retained earnings                                               6,616           176
  Accumulated other comprehensive income                            258            --
                                                             ----------    ----------
       Total Stockholders' Equity                                19,452        11,104
                                                             ----------    ----------
              Total Liabilities and Stockholders' Equity     $   83,287    $   21,025
                                                             ==========    ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Years ended December 31,
                                                    --------------------------------------------
                                                        2002            2001            2000
                                                    ------------    ------------    ------------
                                                      ($ in thousands, except per share data)
REVENUE:
  Title service revenue, net                        $     81,239    $     41,161    $     22,628
  Escrow and related fees                                 42,632          20,468          11,447
  Other income                                             3,840           2,807           2,823
                                                    ------------    ------------    ------------
       Total Revenue                                     127,711          64,436          36,898
                                                    ------------    ------------    ------------

EXPENSES:
  Personnel costs                                         79,149          38,976          25,467
  Rent                                                     7,936           4,226           3,298
  Interest expense                                           443             277             335
  Provision for title insurance and escrow losses          3,176             540             105
  Other operating expenses                                24,724          14,579           9,978
                                                    ------------    ------------    ------------
       Total Expenses                                    115,428          58,598          39,183
                                                    ------------    ------------    ------------

  Income (loss) before income taxes                       12,283           5,838          (2,285)

  Income tax expense (benefit)                             5,001             768             (33)
                                                    ------------    ------------    ------------

  Net income (loss)                                        7,282           5,070          (2,252)

  Dividends on preferred stock                               403              --              --
                                                    ------------    ------------    ------------
Earnings (loss) attributable to common shares       $      6,879    $      5,070    $     (2,252)
                                                    ============    ============    ============

  Net income (loss) per common share:
       Basic                                        $       0.39    $       0.29    $      (0.13)
                                                    ============    ============    ============
       Diluted                                      $       0.38    $       0.28    $      (0.13)
                                                    ============    ============    ============

  Weighted average shares outstanding:
       Basic                                          17,417,061      17,230,950      17,158,414
                                                    ============    ============    ============
       Diluted                                        18,121,419      18,031,252      17,158,414
                                                    ============    ============    ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

                                                 Common Stock                            Retained      Accumulated
                                          ---------------------------    Additional      Earnings         Other
                                                                          Paid-in      (Accumulated   Comprehensive
                                             Shares       Par Value       Capital        Deficit)         Income         Total
                                          ------------   ------------   ------------   ------------    ------------   ------------
                                                                             ($ in thousands)
Balance at December 31, 1999                16,947,901   $         17   $     10,667   $     (2,140)   $         --          8,544

  Shares issued in connection with
    options exercised                           20,500             --             18             --              --             18

  Shares issued in connection with
    a cost basis investment, net               424,448             --            420             --              --            420

  Net loss                                          --             --             --         (2,252)             --         (2,252)
                                          ------------   ------------   ------------   ------------    ------------   ------------
Balance at December 31, 2000                17,392,849             17         11,105         (4,392)             --          6,730

  Shares issued in connection with
    options exercised                          438,300             --            458             --              --            458

  Shares cancelled in connection with
    rescission of cost basis investment
    and return of escrowed shares
    from a 1998 acquisition                   (431,872)            --           (439)            --              --           (439)

  Shares repurchased and cancelled            (333,896)            --           (213)          (502)             --           (715)

  Net income                                        --             --             --          5,070              --          5,070
                                          ------------   ------------   ------------   ------------    ------------   ------------
Balance at December 31, 2001                17,065,381             17         10,911            176              --         11,104

  Shares issued in connection with
    options and warrants                     1,131,543              1          1,567             --              --          1,568

  Shares issued in connection with
    acquisition of a subsidiary                 89,681             --            197             --              --            197

  Warrants issued in connection with
    acquisition of a subsidiary                     --             --            213             --              --            213

  Shares repurchased and cancelled            (362,637)            --           (328)          (439)             --           (767)

  Dividends on preferred stock                      --             --             --           (403)             --           (403)

  Comprehensive income:
  Net income                                        --             --             --          7,282              --          7,282
  Change in unrealized gain
    on investments available-for-sale,
    net of tax effect of $133                       --             --             --             --             258            258
                                                                                                                      ------------
  Comprehensive income:                                                                                                      7,540
                                          ------------   ------------   ------------   ------------    ------------   ------------
Balance at December 31, 2002                17,923,968   $         18   $     12,560   $      6,616    $        258   $     19,452
                                          ============   ============   ============   ============    ============   ============

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Years Ended December 31,
                                                            --------------------------------------
                                                               2002          2001          2000
                                                            ----------    ----------    ----------
                                                                       ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $    7,282    $    5,070    $   (2,252)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
  Depreciation and amortization                                  3,073         1,982         1,679
  Benefit for deferred income taxes                               (722)         (337)          (40)
Increase (decrease) in cash resulting from changes in:
  Accounts receivable                                           (1,317)         (102)         (250)
  Notes and other receivables                                   (1,005)           94           (62)
  Deposits and other assets                                     (1,086)         (713)          217
  Accounts payable and accrued expenses                          6,929         3,420           861
  Reserve for title insurance and escrow losses                  2,401           287            57
  Other liabilities                                                 95           (27)          (89)
                                                            ----------    ----------    ----------
Net Cash Flows provided by Operating Activities                 15,650         9,674           121
                                                            ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net additions to property and equipment                       (3,796)       (2,179)       (1,417)
  Proceeds from sale of property and equipment                      --         1,749            --
  Purchase of title plant                                           --          (156)           --
  Purchase of subsidiaries, net of acquired cash               (13,801)           --            --
  Purchase of investment securities                             (2,713)           --            --
  Sales of investment securities                                   732            --            --
  Collection of notes receivable                                 1,693             3            48
                                                            ----------    ----------    ----------
Net Cash Flows used in Investing Activities                    (17,885)         (583)       (1,369)
                                                            ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings                                                    14,000          (900)          400
  Repayment of debt                                               (541)       (1,033)         (274)
  Proceeds from the issuance of common stock, net                1,765           458            14
  Purchase of treasury stock                                      (767)         (715)           --
  Payment of preferred dividends                                  (284)           --            --
                                                            ----------    ----------    ----------
Net Cash Flows provided by (used in) Financing Activities       14,173        (2,190)          140
                                                            ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                   11,938         6,901        (1,108)

CASH AND CASH EQUIVALENTS
  AT THE BEGINNING OF THE YEAR                                   7,677           776         1,884
                                                            ----------    ----------    ----------
CASH AND CASH EQUIVALENTS
  AT THE END OF THE YEAR                                    $   19,615    $    7,677    $      776
                                                            ==========    ==========    ==========

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF OPERATIONS:

Capital Title Group, Inc. (the "Company"), a Delaware corporation, through its subsidiaries, is engaged in the business of issuing title insurance policies and performing other title-related services, such as escrow activities in connection with real estate transactions. The Company is the parent holding company of the following subsidiaries:

Capital Title Agency, Inc. ("Capital Title") is an Arizona corporation, which has operated under the authority of the Arizona State Banking Commission since November 1981. Capital Title is an independent title agency that provides escrow services and issues title insurance policies to the real estate industry in Maricopa, Yavapai, Mohave and Pinal Counties in Arizona. Capital Title currently operates 37 offices located throughout Maricopa, Yavapai and Mohave Counties in Arizona.

New Century Title Company ("New Century"), a California corporation that commenced operations in July 1998, is an independent title agency that provides escrow and title services to the real estate industry in selected California counties. New Century currently has 17 offices in southern California where it is licensed to conduct business in San Diego, Orange, Riverside, San Bernardino and Los Angeles Counties. New Century also has operations in northern California, which it obtained by acquisition in November 1998, and expanded through another acquisition in April 2002. New Century has 20 offices in northern California, where it is licensed to conduct business in Sonoma, Sacramento, Contra Costa, Alameda, San Mateo and Santa Clara Counties.

Nations Holding Group ("Nations"), a California corporation, was acquired in September 2002 and includes the following wholly-owned subsidiaries;

     United Title Company ("United Title"), a California corporation that commenced operations in 1978, is an independent title agency that provides escrow and title services to the real estate industry in southern
     California. United Title currently has 35 offices serving Los Angeles, Riverside, San Bernardino, Orange, San Diego, Ventura and Santa Barbara Counties in California.

     First California Title Company ("First California"), a California corporation that commenced operations in 1964 and was acquired by Nations in 1997, is an independent title agency serving the real estate industry with escrow and title services from seven offices in the northern California Counties of Alameda and Contra Costa.

     United Title Insurance Company ("United Title Insurance"), a California domiciled title insurance underwriter, commenced operations in 1997. United Title Insurance is the predominant underwriter for both United Title and First California and underwrites a portion of the title insurance policies sold by Capital Title and New Century.

In January 2003, Nations acquired Land Title of Nevada, Inc. ("Land Title"), an independent title agency operating five offices in Clark County, Nevada, which comprises the metropolitan area of Las Vegas. Land Title was established in 1978 and provides escrow and title services to the real estate industry.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Management believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to impairment of intangible assets and long lived assets, reserves related to title insurance and escrow losses, determination of fair values of fixed maturity bonds and equity securities, and contingencies and litigation. Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

     CASH AND CASH EQUIVALENTS:

Cash and cash equivalents include all highly liquid investments purchased with an initial maturity of three months or less.

     ACCOUNTS RECEIVABLE:

Accounts receivable are reported, net of an allowance for doubtful accounts. The allowance is established based on management's estimate including a review of individual accounts and the Company's collection history.

     INVESTMENTS:

Short term investments consist of certificates of deposit with original maturities of 91 days to one year.

Investments in fixed maturity bonds and equity securities are classified as available-for-sale and, accordingly, are carried at fair value. Fair values of fixed maturity bonds and equity securities are based on quoted market prices.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Realized gains and losses on investments are determined using the specific identification basis and are recognized on a trade-date basis. Unrealized gains and losses on investments, net of deferred income tax expense (benefit), are excluded from income and included as a separate component of stockholders' equity. If unrealized losses on investments are determined to be other than temporary during the reporting period, they are recognized as realized losses.

     REVENUE RECOGNITION:

Title premiums earned and title and escrow fees are recognized as revenue at the time of closing the related real estate transaction. The Company reports title service revenue net of underwriting fees paid pursuant to agreements the Company has with third party title insurance underwriters. Underwriting fees for the years ended December 31, 2002, 2001 and 2000 were $5.4 million, $4.4 million and $2.5 million, respectively. Revenue from account servicing and other fees are recognized when the service is performed.

     PROPERTY AND EQUIPMENT:

Property and equipment are recorded at cost and are being depreciated on a straight-line basis over the estimated useful lives of the related assets, which range from three to forty years. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term or the estimated useful lives of such assets.

     TITLE PLANT:

Title plants are recorded at the cost incurred to construct and organize historical title information to the point it can be used to perform title searches. Cost incurred to maintain, update and operate title plants are expensed as incurred. Title plants are not amortized as they are considered to have an indefinite life if maintained.

     GOODWILL:

At December 31, 2002, goodwill consisted of cost in excess of net assets acquired related to three acquisitions, two of which occurred in 2002. Prior to 2002, goodwill was amortized ratably over twenty years. Effective January 1, 2002, goodwill is no longer amortized, but impairment of goodwill is monitored for recoverability based on guidance set forth by Financial Accounting Standards Board ("FASB") Statement No. 142.

     COMPREHENSIVE INCOME:

Comprehensive income consists of net income and net unrealized gains (losses) on investments and is presented in the consolidated statements of stockholders' equity and comprehensive income.

     IMPAIRMENT OF LONG-LIVED ASSETS:

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. As of December 31, 2002, management has not identified any events or circumstances which indicate that any long-lived assets are impaired.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     SELF INSURANCE:

The Company's subsidiaries, Capital Title and New Century, were partially self-insured for their group health program for employees. Under this program, which was funded by employee and Company contributions, the Company paid health insurance claims for eligible employees up to $50,000 per employee and a $2 million aggregate limit. A provision for incurred but not reported claims was recorded by monthly charges to the statements of operations based on enrollment date, claims experience and pending claims. As of December 31, and 2001, the Company had accrued $0.6 million and $0.4 million, respectively, for incurred but not reported claims, which is included with accrued expenses on the accompanying consolidated balance sheets. Effective January 1, 2003, the Company no longer has a self-insurance component of its group health program for employees.

     RESERVE FOR TITLE INSURANCE AND ESCROW LOSSES:

The Company's reserve for title insurance losses includes known claims as well as a provision of losses expected to be incurred, net of recoveries. Known claims are reserved for, based on a review of the claim amount and estimated costs associated with settling the claim. The Company also reserves for claims arising from errors made during the escrow process. Reserves for claims which are incurred, but not reported to the Company, are recorded based on several factors including, but not limited to, historical loss experience, and current industry and legal environments. The occurrence of a significant title or escrow claim in any given period could have a material adverse effect on the Company's financial condition and results of operations during that period.

The Company also operates under agency agreements with various third party title insurance companies. In the event of a title insurance policy loss, under these agreements, the Company is generally responsible for the first $5,000 of loss. A provision for future title losses is maintained by periodic charges to the statements of operations based on historical title loss experience. The acquisition of Nations provided an increase to the reserve for title and escrow losses particularly due to the addition of United Title Insurance.

     REINSURANCE:

In the ordinary course of business, the Company reinsures certain title insurance risks with another insurer for the purpose of limiting its maximum loss exposure. The Company cedes a portion of certain policy liabilities under an excess loss reinsurance agreement. Reinsurance agreements provide that in the event of loss (including costs, attorneys' fees and expenses) exceeding the retained amounts, the reinsurer is liable for the excess amount assumed. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations. Ceded premiums, expense reimbursements, and benefits are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded have been reported as reduction of title service revenue.

     INCOME TAXES:

The Company and its subsidiaries file consolidated federal and state income tax returns. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, net of valuation allowances.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     STOCK OPTION PLAN:

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations including FASB Interpretation No. 44,
ACCOUNTING  FOR  CERTAIN   TRANSACTIONS   INVOLVING  STOCK   COMPENSATION,   AND
INTERPRETATION OF APB NO. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on the net income of the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                                                             2002        2001        2000
                                                           --------    --------    --------
Earnings attributable to common shares                     $  6,879    $  5,070    $ (2,252)
Deduct pro forma total stock-based employee
  compensation determined under fair-value-based method
  for all rewards, net of tax                                  (402)       (354)       (686)
                                                           --------    --------    --------
     Pro forma earnings attributable to common shares      $  6,477    $  4,716    $ (2,938)
                                                           ========    ========    ========
Pro forma earnings attributable to common shares per
  share - basic                                            $   0.37    $   0.27    $  (0.17)

Pro forma earnings attributable to common shares per
  share - diluted                                          $   0.36    $   0.26    $  (0.17)

Although not applicable in these financial statements, in accordance with the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, these amounts only indicate awards granted, modified or settled in fiscal periods beginning after December 15, 1994.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.6% for 2002, 2.0% for 2001 and 4.5% for 2000; dividend yields of 0% for all years; volatility factors of the expected market price of the Company's common stock was 67% for 2002, 118% for 2001 and 49% for 2000; and a weighted-average expected life of the options for 2002, 2001 and 2000 of four years.

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

     SEGMENT REPORTING:

The Company views its operations as one operating business segment, issuing title insurance policies and performing other title-related services.

     EARNINGS PER SHARE:

Basic earnings (loss) per share ("EPS") is computed by dividing earnings (loss) available to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to stock or resulted in the issuance of stock that then shared in the earnings or loss of the Company. The assumed exercise of outstanding stock options and warrants have been excluded from the calculations of diluted net loss per share as their effect is antidilutive.

The following table sets forth the computation of basic and diluted EPS:

                                                               Years ended December 31,
                                                     --------------------------------------------
                                                         2002            2001            2000
                                                     ------------    ------------    ------------
                                                        ($ in thousands, except per share data)
Earnings (loss) attributable to common stock         $      6,879    $      5,070    $     (2,252)
                                                     ============    ============    ============
Basic EPS - weighted average shares outstanding        17,417,061      17,230,950      17,158,414
                                                     ============    ============    ============
     Basic earnings per share                        $       0.39    $       0.29    $      (0.13)
                                                     ============    ============    ============
Basic EPS - weighted average shares outstanding        17,417,061      17,230,950      17,158,414
Effect of dilutive securities                             704,358         800,302              --
                                                     ------------    ------------    ------------
Dilutive EPS - weighted average shares outstanding     18,121,419      18,031,252      17,158,414
                                                     ============    ============    ============
     Diluted earnings per share                      $       0.38    $       0.28    $      (0.13)
                                                     ============    ============    ============
Stock options not included in diluted EPS since
  antidilutive                                          1,568,200       1,301,850       2,298,100
                                                     ============    ============    ============
Stock warrants not included in diluted EPS since
  antidilutive                                                 --         463,500         772,142
                                                     ============    ============    ============

     FAIR VALUE OF FINANCIAL INSTRUMENTS:

The Company discloses fair value information about financial instruments where it is practicable to estimate their value. The Company estimates that the carrying value of its financial instruments, consisting of cash and cash equivalents, short term investments, notes receivable, accounts payable and accrued expenses approximate their fair values at December 31, 2002 and 2001 due to the short term nature of these items. Fixed maturity bonds and equity securities are classified as available-for-sale and accordingly, are carried at fair value. The terms of one of the Company's long term debt instruments has a variable interest rate tied to a market index, while the other component is a fixed rate loan. Both are comparable to what they could be replaced for in the current market, therefore the carrying value approximates their fair value at December 31, 2002 and 2001.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     NEW ACCOUNTING PRONOUNCEMENTS:

In July 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately.
Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB No. 144, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF.

The following table presents prior period income and income per share as if the nonamortization provisions of Statement 142 had been applied in the prior period:

                                                   Year Ended December 31,
                                             ----------------------------------
                                               2002         2001         2000
                                             --------     --------     --------
Reported earnings attributable to
  common shares                              $  6,879     $  5,070     $ (2,252)
Add back goodwill amortization                     --           13           13
                                             --------     --------     --------
Adjusted earnings attributable to
  common shares                              $  6,879     $  5,083     $ (2,239)

Diluted income per share:
Reported income per share                    $   0.38     $   0.28     $  (0.13)
Add back goodwill amortization                     --           --           --
                                             --------     --------     --------
Adjusted earnings attributable to
  common shares                              $   0.38     $   0.28     $  (0.13)
                                             ========     ========     ========

The Company was required to adopt the provisions of Statement 141 immediately and Statement 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that were acquired in a purchase business combination completed after June 30, 2001 have not been amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature.

Statement 141 requires that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. The Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss would have been measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. However, the Company determined through assessments conducted at the end of the first interim period after adoption that no adjustments were necessary.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In connection with the transitional goodwill impairment evaluation, Statement 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption. Any transitional impairment loss would have been recognized as the cumulative effect of a change in accounting principle in the Company's statements of operations. However, there was no indication that goodwill was impaired as of the date of adoption.

The adoption of Statement No. 142 had no material impact on the Company as of January 1, 2002, except that the Company's goodwill and intangible assets with indefinite useful lives will no longer be amortized, but instead tested for impairment at least annually.

Statement 142 requires the Company test each of its reporting units, as defined by Statement 142, for an indicator of goodwill impairment at least annually. Management performed its required test for impairment in the fourth quarter of 2002. Management believes that no events or circumstances were present to indicate an impairment of goodwill may exist at December 31, 2002.

In June 2001, the FASB issued Statement No. 143, ASSET RETIREMENT OBLIGATIONS, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Statement No. 143 is effective for fiscal years beginning after June 15, 2002, although earlier application is encouraged. The adoption of this statement effective January 1, 2002 did not have any material impact on the Company's financial position, results of operations or liquidity.

In October 2001, the FASB issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, it retains many of the fundamental provisions of that Statement.

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted Statement No. 144 and it did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44, AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL
CORRECTIONS, which rescinds and amends the aforementioned FASB Statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. Management is evaluating this accounting standard but does not believe that adoption of this Statement will have a material impact on the Company's consolidated financial statements.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In June 2002, the FASB issued Statement No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted Statement No. 146 and it did not have a material impact on the Company's consolidated financial statements.

In October 2002, the FASB issued Statement No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS - AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 and No. 142. Statement No. 147 is effective for acquisitions on or after October 1, 2002. Management has evaluated this accounting standard but does not believe application of this standard would have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, AND INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND A RECISSION OF FASB INTERPRETATION NO. 43. This Interpretation elaborated on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AND AMENDMENT OF FASB STATEMENT NO.
123. This Statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND INTERPRETATION OF ARB NO. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if its is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     RECLASSIFICATIONS:

Certain reclassifications have been made to the 2000 and 2001 consolidated financial statements to conform to the 2002 presentation. In September 2002, with the acquisition of Nations, the Company's balance sheet presentation has been changed to an unclassified presentation, which is more customary to other companies in the industry.

2.   CASH HELD AS A FIDUCIARY:

The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from active escrow, trust and account servicing files. The balances in these accounts have not been included in the consolidated financial statements. As of December 31, 2002 and 2001, the accounts contain balances of approximately $727.6 million and $254.8 million, respectively. As a result of holding these deposits in escrow, the Company is involved in programs for realizing economic benefit during the year through favorable borrowing and vendor arrangements with the various financial institutions where the deposits are held.

3.   CONCENTRATION OF CREDIT RISK:

The Company maintains cash and cash equivalents with various financial institutions. Deposits which exceed $100,000 at each institution are not insured by the Federal Deposit Insurance Corporation. At December 31, 2002, the Company had uninsured cash and cash equivalents of approximately $18.6 million.

The Company's revenue is generated solely from activities in the states of Arizona and California, and accounts receivable are typically not collateralized. The Company is not dependent upon any single customer or single group of customers. The loss of any one customer would not have a material adverse effect on the Company.

4.   ACQUISITIONS:

In April 2002, the Company completed the acquisition of a five branch title and escrow operation in the northern California counties of Santa Clara, San Mateo and Sacramento. This transaction was accounted for as a purchase, and accordingly the financial statements of the Company include the operating results of these branch offices beginning April 1, 2002.

The purchase price and direct acquisition costs were allocated to the assets purchased based on their respective fair market values at the acquisition date. The following table summarizes the estimated fair value of the assets acquired at the date of purchase ($ in thousands):

Assets Acquired:
  Property and equipment                          $    416
  Title plant                                        2,828
  Goodwill                                           1,110
                                                  --------
      Total                                       $  4,354
                                                  ========

In September 2002, the Company completed the acquisition of Nations pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). This transaction was accounted for as a purchase, and accordingly the financial statements of the Company include the operating results of Nations beginning September 1, 2002.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Under the terms of the Merger Agreement, the stockholders of Nations exchanged all of their outstanding shares of common stock for an allocation of the merger proceeds, which consisted of $18.2 million in cash and $17.5 million in preferred stock issued by the Company. The preferred stock includes an 8% cumulative dividend, payable quarterly in cash; provided that the Company may, in its discretion, pay the dividends in shares of common stock if the income before provision for income taxes of the Company for the immediately preceding quarter is less than $1.0 million. After September 2023, the Company may be required, upon notification by the preferred stockholder, to redeem the preferred stock at a total redemption value of approximately $17.5 million.

In addition, the Company issued warrants to a major stockholder of Nations to purchase up to 300,000 shares of common stock of the Company at an exercise price of $2.27 per share. The warrants, which expire five years from the date of issuance, had a fair market value of approximately $0.2 million at the date of the transaction. The Company utilized the Black-Scholes Model, a commonly used option pricing model, to determine the fair value of these warrants. A seven-year term loan obtained by the Company provided $14 million to assist in the financing of this transaction. The term loan will incur interest at the prime rate or LIBOR plus 2.75% (as of December 31, 2002, the interest rate on this note was 4.16%).

The following table summarizes the total acquisition cost of Nations and the components of proceeds paid to the former shareholders of Nations ($ in thousands):

Cash                                              $ 18,231
Preferred stock                                     17,516
Warrants for common Stock                              213
                                                  --------
                                                    35,960
Direct transaction costs                             1,271
                                                  --------
                                                  $ 37,231
                                                  ========

The purchase price and direct acquisition costs were allocated to the assets purchased based on their respective fair values at the acquisition date. The following table summarizes the estimated fair value of the allocation of the purchase price and direct acquisition costs to the assets and liabilities acquired at the date of purchase ($ in thousands):

Assets and (Liabilities) Acquired:
  Cash and cash equivalents                       $ 10,879
  Receivables and other current assets               3,817
  Property and equipment, net                        4,972
  Marketable securities, available-for-sale          8,532
  Title plant                                          417
  Notes receivable and other assets                  4,011
  Accounts payable and accrued expenses             (7,823)
  Reserves for title and escrow losses              (3,525)
  Other liabilities                                 (2,083)
  Goodwill                                          17,520
  Intangible assets                                    514
                                                  --------
       Total                                      $ 37,231
                                                  ========

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Selected unaudited pro forma combined results of operations for the years ended December 31, 2002 and 2001, assuming the acquisitions discussed above occurred on January 1, 2001, are as follows:

                                                 Year ended December 31,
                                             -------------------------------
                                                2002                2001
                                             -----------         -----------
                                         ($ in thousands, except per share data)
Total revenue                                $   177,777         $   137,429
Income before income taxes                        14,976               9,907
Net income                                         8,952               7,233
Earnings attributable to common shares             7,548               5,831

Net income per common share:
Basic                                        $      0.43         $      0.34
                                             ===========         ===========
Diluted                                      $      0.42         $      0.32
                                             ===========         ===========
Weighted average shares outstanding:
Basic                                         17,417,061          17,230,950
Diluted                                       18,134,651          18,041,456

5.   INVESTMENTS:

Under FASB Statement No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, securities are generally classified as available-for-sale, held-to-maturity, or trading. The Company has classified its entire fixed maturity bonds and equity securities portfolios as available-for-sale. Securities classified as available-for-sale are reported at fair value in the consolidated statements of financial position with the related unrealized holding gains and losses on such available-for-sale securities reported as a separate component of equity after adjustments for related changes in deferred income taxes. The cost, gross unrealized gains and losses and fair value of fixed maturity bonds available-for-sale as of December 31, 2002, are as follows ($ in thousands):

                                                Gross       Gross
                                   Amortized  unrealized  unrealized  Estimated
                                      cost      gains       losses    fair value
                                    --------   --------    --------   ----------
U.S. government and agencies        $  2,370   $     64    $     --    $  2,434
State and political subdivisions       1,878         84          --       1,962
Corporate securities                   2,851        193         (24)      3,020
                                    --------   --------    --------    --------
                                    $  7,099   $    341    $    (24)   $  7,416
                                    ========   ========    ========    ========

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contractual maturities at December 31, 2002, which may differ from expected maturities because certain borrowers have the right to call or prepay obligations with or without prepayment penalties, are as follows ($ in thousands):

                                                  Amortized     Estimated
     Maturity dates                                  Cost       fair value
     --------------                                --------     ----------

     2003                                          $    100      $    101
     2004-2008                                        3,345         3,500
     2009-2013                                        1,318         1,394
     After 2013                                       2,336         2,421
                                                   --------      --------
                                                   $  7,099      $  7,416
                                                   ========      ========

Fixed maturity bonds with an amortized cost of $3.6 million and a fair value of $3.8 million have provisions which give borrowers the right to call or prepay their obligations with or without prepayment penalties.

Investment in equity securities at December 31, 2002 consists of investments in the following ($ in thousands):

                                                                Estimated
                                                     Cost       fair value
                                                   --------     ----------
     Preferred and common stock of banks, trust
       and insurance companies                     $    842      $    904
     Preferred stock of public utilities                 85            94
     Preferred and common stock of industrial
       and miscellaneous companies                    1,955         1,958
                                                   --------      --------
                                                   $  2,882      $  2,956
                                                   ========      ========

The Company's investment portfolio originated as a result of the acquisition of Nations and its title insurance subsidiary, United Title Insurance. As a result, sales of investments and net investment income related to the investment portfolio reflects activity from September 2002, the date of acquisition.

Gross realized gains on sales of fixed maturity bonds, available-for-sale were $58,000; and there were no gross realized losses; for the year ended December 31, 2002. Gross realized gains on sales of equity securities, available-for-sale were $5,000; and there were no gross realized losses; for the year ended December 31, 2002.

Other income includes net investment income related to the Company's investment portfolio of approximately $0.2 million.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6.   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following:

                                              Useful Lives       2002         2001
                                              ------------     --------     --------
                                                                 ($ in thousands)
     Land                                             N/A      $    325     $    108
     Buildings and leasehold improvements      3-40 years         7,522        5,842
     Office equipment and software              3-7 years        12,095        8,391
     Furniture and fixtures                       7 years         4,941        1,349
     Vehicles                                     5 years            90           62
                                                               --------     --------
                                                                 24,973       15,752
     Less: Accumulated depreciation
           and amortization                                      (8,694)      (5,677)
                                                               --------     --------
                                                               $ 16,279     $ 10,075
                                                               ========     ========

7.   INCOME TAXES:

The income tax expense (benefit) consists of the following:

                                               Year Ended December 31,
                                          --------------------------------
                                            2002        2001        2000
                                          --------    --------    --------
                                                  ($ in thousands)
     Current:
       Federal                            $  4,660    $    918    $     --
       State                                 1,063         187           7
     Deferred:
       Federal                                (623)       (283)        (40)
       State                                   (99)        (54)         --
                                          --------    --------    --------
                                          $  5,001    $    768    $    (33)
                                          ========    ========    ========

Total current income tax payable was $2.4 million and $0.4 million at December 31, 2002 and 2001, respectively, which are included in accrued expenses on the accompanying consolidated balance sheets.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets/liabilities as of December 31, 2002 and 2001 are as follows:

                                                       2002         2001
                                                     --------     --------
                                                       ($ in thousands)
     Deferred tax assets:
       Accounts receivable                           $    197     $     78
       Alternative minimum credit                          --           77
       Reserve for losses                               1,186          234
       Deferred gain on sales-leaseback                   191          222
       Accrued vacation                                   459          178
       Other                                              137           84
                                                     --------     --------
     Total deferred tax assets                          2,170          873

     Deferred tax liabilities:
       Property and equipment                            (781)        (536)
       Unearned premium reserves                         (592)          --
       Investments                                       (971)          --
       Other                                              (79)          --
                                                     --------     --------
     Total deferred tax liabilities                    (2,423)        (536)
                                                     --------     --------
     Net deferred tax assets/(liabilities)           $   (253)    $    337
                                                     ========     ========

The reconciliation of the provision for income taxes with the expected income taxes based on the statutory federal income tax rate is as follows:

                                                   Year Ended December 31,
                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------
                                                       ($ in thousands)
Expected income tax expense (benefit) at
  the federal statutory rate                   $  4,176    $  2,044    $   (799)
State income taxes net of federal benefit           636          71           5
Other                                               189         158         (39)
Change in valuation reserve, net of state
  change in valuation reserve                        --      (1,505)        800
                                               --------    --------    --------
    Income tax expense (benefit)               $  5,001    $    768    $    (33)
                                               ========    ========    ========

8.   SUMMARY OF RESERVE FOR TITLE INSURANCE AND ESCROW LOSSES:

                                                    Year Ended December 31,
                                               --------------------------------
                                                 2002        2001        2000
                                               --------    --------    --------
                                                       ($ in thousands)
Beginning balance                              $    524    $    237    $    180
  Provision for claim losses                      3,176         540         105
  Reserves acquired                               3,525          --          --
  Claims paid, net of recoveries                   (775)       (253)        (48)
                                               --------    --------    --------
Ending balance                                 $  6,450    $    524    $    237
                                               ========    ========    ========

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9.   LONG TERM DEBT:

Long term debt consists of the following:

                                                        Years Ended December 31,
                                                        ------------------------
                                                          2002            2001
                                                        --------        --------
                                                            ($ in thousands)
Seven year term loan with Comerica Bank, with
  interest at the prime rate or London Inter-Bank
  Offered Rate ("LIBOR") plus 2.75%, with quarterly
  installments of principal and interest, due
  September 2009. At December 31, 2002, the
  interest rate was 4.16%.                              $ 13,500        $     --

8.32% term loan with GMAC Commercial Mortgage,
  with monthly installments of $23,940 including
  principal and interest, due August 2009; secured
  by a building.                                           3,042           3,071

Capital lease obligations, with varying rates of
  9% to 13%, duein 2002; secured by equipment.                --              12
                                                        --------        --------
                                                        $ 16,542        $  3,083
                                                        ========        ========

The Company has two $3 million revolving lines of credit, which bear interest on any outstanding balance at the prime rate. As of December 31, 2002, there were no cash draws against either credit line. There is $75,000 committed against one credit line for a standby letter of credit required pursuant to an office lease.

The Company's lines of credit and term loan agreements are secured by substantially all of the Company's assets and contain certain provisions which may restrict the Company's ability to incur additional debt, make acquisitions or dispose of significant assets, as well as certain covenants related to the Company's financial position and operating results.

The maturities of long-term debt after December 31, 2002 were as follows ($ in thousands):

                  2003                                  $  2,032
                  2004                                     2,034
                  2005                                     2,038
                  2006                                     2,041
                  2007                                     2,044
               Thereafter                                  6,353
                                                        --------
                                                        $ 16,542
                                                        ========

In January 2001, the Company sold an office building in Santa Rosa, California under a sale-leaseback arrangement, which provided approximately $0.8 million in cash and retired $1.0 million in debt related to the building. This transaction resulted in a gain of approximately $0.6 million, which is being amortized over the 10 year leaseback term.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10.  OPERATING LEASE COMMITMENTS:

The Company leases office equipment and offices at 114 locations. These lease periods range from one month to 84 months with renewal options of up to ten years. In addition, the Company has a 50 year ground lease, through December 2047, for its corporate office with annual payments of approximately $115,000, subject to adjustments based on the consumer price index. For the years ended December 31, 2002, 2001 and 2000 rental expense was $7.9 million, $4.2 million and $3.3 million, respectively.

The Company's future minimum lease commitments after December 31, 2002 were as follows ($ in thousands):

                  2003                                  $  7,660
                  2004                                     6,430
                  2005                                     4,479
                  2006                                     3,394
                  2007                                     2,524
               Thereafter                                  5,571
                                                        --------
                                                        $ 30,058
                                                        ========

11.  COMMITMENTS AND CONTINGENCIES:

In the ordinary course of business, the Company's title insurance subsidiaries are subject to claims and are named as defendants in litigation relating to policies of insurance or other related services performed on behalf of insured policyholders and other customers. While the results of insurance claims and litigation cannot be predicted with certainty, management believes, based on the advice of legal counsel, that the final outcome of such lawsuits and claims will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

The Attorney General of the State of California filed suit on behalf of the California Controller against a number of major title insurers operating in California, alleging irregularities in billings for charges and violations of title and escrow practices. The Company and its subsidiaries have not received any communication from the Attorney General regarding this litigation and was not named in the suit. Each of the defendants in the State of California lawsuit has entered into a settlement with the State, which includes an injunction prohibiting certain practices allegedly engaged in by those companies. A matter raised in the State of California litigation has resulted in a separate lawsuit brought by individuals purporting to act in a representative capacity for consumers dong business with lenders and title companies in the State of California. United Title has been named in this lawsuit, which seeks restitution of alleged wrongful gains obtained through excessive recording fees and reconveyance tracking fees, injunctive relief, and attorney fees. An initial lawsuit lawsuit was served on United Title in November 2001 and in that lawsuit, the court dismissed the complaint. The recent litigation referred to above was subsequently refiled in February 2003. The results of legal proceeding cannot be predicted with certainty, but United Title intends to vigorously defend the lawsuit.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12.  RESTRICTED CASH:

As of December 31, 2002, the Company had $2.1 million held as restricted cash pending the final resolution on an indemnification matter related to the sale in 1995 of a wholly-owned subsidiary of Nations.

13.  SUPPLEMENTAL CASH FLOW INFORMATION:

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

                                                                 Year Ended December 31,
                                                             --------------------------------
                                                               2002        2001        2000
                                                             --------    --------    --------
                                                                     ($ in thousands)
Cash paid (refunded) during the year:
  Interest                                                   $    418    $    277    $    335
  Income taxes                                                  3,080         665        (142)
Non-cash investing and financing activities:
  Issuance of preferred stock to acquire Nations               17,516          --          --
  Issuance of warrants for common stock to acquire Nations        213          --          --
  Issuance of common stock in connection with acquisition
    of Nations                                                    197          --          --
  Issuance/(recission) of equity exchange                          --        (424)        424

In September 2001, the Company's Board of Directors authorized a stock repurchase program of up to one million shares of its outstanding common stock. As of December 31, 2002, 696,533 shares had been repurchased under this program at prices ranging from $1.97 to $2.30 per share.

In March 2001, the Company rescinded an equity exchange which took place in June 2000. This recission resulted in 424,488 shares of the Company's common stock issued to a third-party real estate organization being returned to the Company and cancelled.

14.  EMPLOYEE BENEFIT PLANS:

     PROFIT SHARING PLAN:

As a result of the acquisition of Nations, the Company maintains two profit sharing plans under Section 401(k) of the Internal Revenue Code. Substantially all employees of Nations and its subsidiaries may elect to defer up to 15% of their salary. The Company contributes 1% of each participant's compensation up to $500 per participant for those who defer at least 2% of their compensation.

Substantially all of the Company's other employees may elect to defer up to 15% of their salary as well. Under this plan, the Company contributes $0.33 for every $1.00 the employee contributes, up to a maximum of $1,000. Vesting of matching contributions is based on certain service requirements. Employees are fully vested after six years of service.

The Company's matching contributions for the years ended December 31, 2002, 2001 and 2000 were approximately $0.2 million, $0.2 million and $0.1 million, respectively.

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

15.  STOCK OPTION PLANS:

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

The Company's 1996 Stock Option Plan ("The Plan") has authorized the grant of common stock options to all the Company's employees. Currently, 4,900,000 shares of Common Stock are authorized for issuance pursuant to the Plan. As of December 31, 2002, 3,383,000 options are outstanding under the Plan. All options granted have 5-year terms. Fifty percent of each option grant can be exercised after two years from the date granted; the remaining options can be exercised after three years provided the optionee remains employed with the Company at such vesting date. Options granted under the Plan are not transferable and the per share exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of grant.

The Company's Non-Employee Directors Stock Option Plan ("Directors Plan") has authorized the grant of options to non-employee members of the Board of Directors and advisory boards. Currently, 600,000 shares of Common Stock are authorized for issuance pursuant to the Directors Plan. As of December 31, 2002, 400,000 options are outstanding under the Directors Plan. All options granted have 5-year terms. Fifty percent of each option grant can be exercised after two years from the date granted; the remaining shares can be exercised after three years provided the optionee remains an eligible director at such vesting date. Upon election to the Board of Directors each board member is granted the option to purchase 15,000 shares of common stock. In addition to the foregoing option grants, each year every non-employee director automatically receives an option to acquire 10,000 shares of the Company's common stock on the third business day following the date the Company publicly announces its annual financial results, provided that such director has attended at least 75% of the meetings of the Board of Directors and the Board Committees of which such non-employee director is a member in the preceding fiscal year.

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

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the Company's stock option activity pursuant to its stock option plans, and related information for the years ended December 31 is as follows:

                                      2002                     2001                    2000
                             ----------------------   ----------------------   ----------------------
                                           Weighted                 Weighted                 Weighted
                                            Average                  Average                  Average
                               Options       Price     Options        Price     Options        Price
                             -----------   --------   -----------   --------   -----------   --------
Outstanding-
  Beginning of year            3,418,000    $ 1.82      2,298,100    $ 1.42      3,224,400    $ 1.84
Granted                        1,664,300      2.20      1,834,700      2.14        574,600      1.20
Exercised                       (737,750)     1.20       (435,600)     1.05        (30,500)     1.00
Forfeited                       (561,550)     1.92       (279,200)     1.71     (1,470,400)     2.19
                             -----------              -----------              -----------
Outstanding-
  End of year                  3,783,000      2.09      3,418,000      1.82      2,298,100      1.42
                             ===========              ===========              ===========

Exercisable at end of year       530,575      1.83      1,154,500      1.48      1,494,300      1.23
                             ===========              ===========              ===========
Weighted average
  fair value of options
  granted during the year    $      1.25              $      1.34              $      0.51
                             ===========              ===========              ===========

Stock options outstanding at December 31, 2002 were as follows:

                            Options Outstanding                       Options Exercisable
                 ----------------------------------------------   ---------------------------
                              Weighted Average      Weighted                      Weighted
   Range of                       Remaining          Average                       Average
Exercise price    Options     Contractual life   Exercise Price    Options     Exercise Price
--------------   ----------   ----------------   --------------   ----------   --------------
 $1.00-$2.00      1,208,100       2.8 years          $ 1.50          387,625       $ 1.40
 $2.03-$2.55      2,503,050       4.0 years            2.33           71,100         2.45
 $3.00-$3.63         71,850       1.2 years            3.53           71,850         3.53
                 ----------      ----------          ------       ----------       ------
                  3,783,000       3.6 years          $ 2.09          530,575       $ 1.83
                 ==========      ==========          ======       ==========       ======

16.  ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS RECEIVABLE:

Changes in the allowance for uncollectible accounts receivable for the years ended December 31, 2000 2001 and 2002 are as follows ($ in thousands):

Balance as of December 31, 1999                   $     14
  Provision charged to operations                       16
  Write-offs, net of recoveries                         --
                                                  --------
Balance as of December 31, 2000                         30
  Provision charged to operations                      170
  Write-offs, net of recoveries                         (7)
                                                  --------
Balance as of December 31, 2001                        193
  Provision charged to operations                       64
  Balance resulting from acquisition                   514
  Write-offs, net of recoveries                       (285)
                                                  --------
Balance as of December 31, 2002                   $    486
                                                  ========

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17.  SELECTED QUARTERLY FINANCIAL DATA:

The following table sets forth unaudited selected quarterly financial data for each quarter of the years ended December 31, 2002 and 2001.

                                  March 31    June 30     September 30   December 31    Total
                                  --------    --------    ------------   -----------   --------
2002                                                    ($ in thousands)
----
Total revenue                     $ 19,395    $ 20,679      $ 31,442      $ 56,195     $127,711
Net income                           1,119         646         1,410         4,107        7,282
Earnings attributable to
  common shares                      1,119         646         1,360         3,754        6,879
Earnings attributable to common
  shares per common share:
    Basic                             0.07        0.04          0.08          0.21         0.39
    Diluted                           0.06        0.04          0.08          0.21         0.38

2001
----
Total revenue                     $ 12,323    $ 17,568      $ 16,600      $ 17,945     $ 64,436
Net income                             502       2,101         1,452         1,015        5,070
Net income per common share:
    Basic                             0.03        0.12          0.08          0.06         0.29
    Diluted                           0.03        0.12          0.08          0.06         0.28

18.  SUBSEQUENT EVENT:

In January 2003, the Company acquired Land Title of Nevada, Inc. for approximately $3.5 million, consisting of $1.25 million in cash and a five-year note for $2.25 million issued to the seller. The acquisition marks the Company's entrance into the Las Vegas, Nevada market adding five branch offices and 94 employees.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement for its 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Not Applicable.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  1. & 2. Financial Statements and Financial Statement Schedules

The  Financial  Statements  filed as part of this report are listed in Item 8 of
Part II of this report.

          3.   Index to Exhibits

Exhibit No.    Description                                      Method of Filing
-----------    -----------                                      ----------------
   2           Share Exchange Agreement between Capital Title
               Agency, Inc. and Norvex, Inc. dated May 23, 1996        (1)
   3.1         Certificate of Incorporation                            (1)
   3.2         Amended and Restated Bylaws                             (1)
  10.1         Underwriting Agreement between Capital Title
               Agency, Inc. and Old Republic National Title
               Insurance Company dated March 1, 1996                   (1)

Exhibit No.    Description                                      Method of Filing
-----------    -----------                                      ----------------
  10.2         Underwriting Agreement between Capital Title
               Agency, Inc. and First American Title Insurance
               Company dated August 16, 1996                           (1)
  10.3         Underwriting Agreement between Capital Title
               Agency, Inc. and United General Insurance Company
               dated January 21, 1998.                                 (2)
  10.4         Placement Agent Agreement between Registrant and
               Sanders Morris Mundy Inc. dated April 13, 1998.         (3)
  10.5         Title Plant Agreement between Registrant and Security
               Union Title Insurance Company dated April 29, 1998      (3)
  10.6         Purchase and Sale Agreement between Registrant and
               KDC-AZ, LLC dated July 1, 1998                          (3)
  10.7         Merger Agreement among Registrant, Northwestern
               Consolidated Corporation and related subsidiaries
               dated September 1, 1998.                                (4)
  10.8         Credit Agreement between Registrant and Imperial
               Bank dated February 1, 1999.                            (3)
  10.9         Access Agreement By and Between Security Union Title
               Insurance Company and New Century Title Company
               Company dated September 30, 1999.                       (5)
  10.10        Title Plant Lease and Service Agreement by and
               between Security Union Title Insurance Company and
               Capital Title Agency Inc. dated May 19, 1999.           (5)
  10.11        Promissory Note between CTG Building Co. and GMAC
               Commercial Mortgage Corporation dated July 30, 1999.    (5)
  10.12        Amendment to Underwriting Agreement by and between
               Stewart Title Guaranty Company and New Century          (5)
  10.13        Asset Purchase and Sale Agreement by and among New
               Century Title Company, BridgeSpan Title Company,
               BridgeSpan, Inc. and the Registrant.                    (6)
  10.14        Agreement and Plan of Merger dated June 11, 2002,
               among the Registrant, Nations Holding Group, and
               Capital One Merger Corporation.                         (7)
  10.15        Variable Rate Installment Note and Business Loan
               Agreement between Comerica Bank - California and
               the Registrant.                                         (7)
  21           Subsidiaries                                            (*)
  23.1         Consent of KPMG LLP                                     (*)
  99.1         Certification pursuant to Section 906 of
               Sarbanes-Oxley Act of 2002 (Subsections (a) and (b)
               of Section 1350, Chapter 63 of Title 18, United
               States Code)                                            (*)

*    Filed herewith
(1) Incorporated by reference to the Registrant's Form 10-QSB filed with the Securities and Exchange Commission on September 20, 1996.
(2) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 25, 1998.
(3) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 23, 1999.
(4) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on December 10, 1998.
(5) Incorporated by reference to the Registrant's Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 27, 2000.
(6) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 1, 2002.
(7) Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 23, 2002.

     (b)  Reports on Form 8-K

During the year ended December 31, 2002, the Company filed the following reports on Form 8-K:

Current Report on Form 8-K dated September 23, 2002 - Pursuant to Item 2, the Company reported the completion of the acquisition of Nations Holding Group pursuant to an Agreement and Plan of Merger dated June 11, 2002, by and among the Company, Nations Holding Group and CTG One Merger Corporation. Pursuant to
Item 7(a) of Form 8-K, all required historical statements and all required proforma financial statements were filed pursuant to an amendment to the Form 8-K on December 2, 2002.

Current Report on Form 8-K dated June 14, 2002 - Pursuant to Item 5, the Company reported that it had signed a definitive merger agreement with Nations Holding Group. In addition, the Company disclosed terms of the preferred stock to be issued as well as terms of a term loan agreement the Company plans to enter into as part of the merger transaction.

Current Report on Form 8-K date April 1, 2002 - Pursuant to Item 2, the Company reported the consummation of a transaction under an Asset Purchase and Sale Agreement dated September 8, 2001 between New Century Title Company, a wholly-owned subsidiary of the Company and BridgeSpan Title Company, a wholly-owned subsidiary of BridgeSpan, Inc. Pursuant to Item 7(a)(4) of Form 8-K, all required historical financial statements and all required proforma financial statements were filed pursuant to an amendment to the Form 8-K on June 14, 2002.

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

Date: March 17, 2003

In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Donald R. Head       Chairman of the Board, President    /s/ Donald R. Head           March 17, 2003
                        and Chief Executive Officer      --------------------------

Mark C. Walker        Vice President, Chief Financial    /s/ Mark C. Walker           March 17, 2003
                      Officer, Secretary and Treasurer   --------------------------


David C. Dewar                   Director                /s/ David C. Dewar           March 17, 2003
                                                         --------------------------
Terry S. Jacobs                  Director                /s/ Terry S. Jacobs          March 17, 2003
                                                         --------------------------

Theo F. Lamb                     Director                /s/ Theo F. Lamb             March 17, 2003
                                                         --------------------------

Robert B. Liverant               Director                /s/ Robert B. Liverant       March 17, 2003
                                                         --------------------------

Stephen A McConnell              Director                /s/ Stephen A McConnell      March 17, 2003
                                                         --------------------------

Ben T. Morris                    Director                /s/ Ben T. Morris            March 17, 2003
                                                         --------------------------

                Certification of the Principal Financial Officer
                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Mark C. Walker, Vice President, Chief Financial Officer, Secretary and Treasurer of Capital Title Group, Inc. (the "Company"), certify that:

(1)  I have reviewed this annual report on Form 10-K of the Company;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)  The  Company's  other   certifying   officer  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the Company and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function );

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Mark C. Walker
-----------------------------
Mark C. Walker
Capital Title Group, Inc.
Vice President, Chief Financial Officer, Secretary and Treasurer
March 17, 2003

                Certification of the Principal Executive Officer
                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Donald R. Head, Chairman of the Board, President and Chief Executive Officer of Capital Title Group, Inc. (the "Company"), certify that:

(1)  I have reviewed this annual report on Form 10-K of the Company;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

(4)  The  Company's  other   certifying   officer  and  I  are  responsible  for
     establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the Company and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function );

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

(6) The Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Donald R. Head
-----------------------------
Donald R. Head
Capital Title Group, Inc.
Chairman of the Board, President, Chief Executive Officer
March 17, 2003