Form 10-Q
period 2003-03-31
CAPITAL TITLE GROUP INC
filed 2003-05-02
CIK 1017158

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2003

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

Common Stock, $.001 par value, 18,015,718 shares as of April 23, 2003.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

                                                                                         Page Number
                                                                                         -----------
Part I. FINANCIAL INFORMATION
     Item 1. Condensed Consolidated Financial Statements

          A.   Condensed Consolidated Balance Sheets as of March 31, 2003
               (unaudited) and December 31, 2002                                               3

          B.   Condensed Consolidated Statements of Operations for the three
               months ended March 31, 2003 and 2002 (unaudited)                                4

          C.   Condensed Consolidated Statements of Comprehensive Earnings for
               the three months ended March 31, 2003 and 2002 (unaudited)                      5

          D.   Condensed Consolidated Statements of Stockholders' Equity for the
               year ended December 31, 2002 and three months ended March 31,
               2003 (unaudited)                                                                6

          E.   Condensed Consolidated Statements of Cash Flows for the three
               months ended March 31, 2003 and 2002 (unaudited)                                7

          F.   Notes to Condensed Consolidated Financial Statements                           8-13

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                           13-16

     Item 3. Quantitative and Qualitative Disclosure of Market Risk                           17

     Item 4. Controls and Procedures                                                          17

Part II. OTHER INFORMATION

     Item 1. Legal Proceedings                                                                17

     Item 2. Changes in Securities and Use of Proceeds                                        17

     Item 3. Defaults upon Senior Securities                                                  17

     Item 4. Submission of Matters to a Vote of Security Holders                              17

     Item 5. Other Information                                                                17

     Item 6. Exhibits and Reports on Form 8-K                                                 18

     SIGNATURES                                                                               18

     FINANCIAL STATEMENT CERTIFICATIONS                                                      19-20

PART 1. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        March 31,   December 31,
                                                          2003          2002
                                                        --------      --------
                                                       (Unaudited)
                                                            ($ in thousands)
ASSETS
  Cash and cash equivalents                             $ 14,519      $ 19,615
  Short term investments                                   1,840         1,150
  Restricted cash                                          2,137         2,130
  Fixed maturity bonds, available-for-sale                 8,417         7,416
  Equity securities, available-for-sale                    3,473         2,956
                                                        --------      --------
    Cash and invested assets                              30,386        33,267

  Accounts receivable, net                                 4,204         3,998
  Notes and other receivables                              2,842         2,316
  Property and equipment, net                             16,867        16,279
  Title plant                                              6,083         3,853
  Goodwill and other intangibles                          19,442        18,835
  Deposits and other assets                                4,153         4,739
  Deferred income taxes, net                                  95            --
                                                        --------      --------
    Total Assets                                        $ 84,072      $ 83,287
                                                        ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Accounts payable and accrued expenses                 $ 17,230      $ 22,386
  Reserve for title insurance and escrow losses            7,770         6,450
  Long-term debt                                          18,255        16,542
  Deferred income taxes, net                                  --           253
  Other liabilities                                          631           688
                                                        --------      --------
    Total Liabilities                                     43,886        46,319
Redeemable preferred stock, 8% cumulative dividend,
  redeemable after 2023 for redemption value of
  $100 per share, $.001 par value, 10,000,000 shares
  authorized, 175,162 shares issued and outstanding
  in 2003 and 2002, respectively                          17,516        17,516
Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 18,020,718 and 17,923,968 shares issued
  and outstanding in 2003 and 2002, respectively              18            18
  Additional paid-in capital                              12,730        12,560
  Retained earnings                                        9,638         6,616
  Accumulated other comprehensive income                     284           258
                                                        --------      --------
    Total Stockholders' Equity                            22,670        19,452
                                                        --------      --------
    Total Liabilities and Stockholders' Equity          $ 84,072      $ 83,287
                                                        ========      ========

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three months ended
                                                               March 31,
                                                       -------------------------
                                                           2003          2002
                                                       -----------   -----------
                                                        ($ in thousands, except
                                                            per share data)
REVENUE:
  Title service revenue, net                           $    37,351   $    11,939
  Escrow and related fees                                   17,700         6,798
  Other income                                               1,471           658
                                                       -----------   -----------
    Total Revenue                                           56,522        19,395
                                                       -----------   -----------
EXPENSES:
  Personnel costs                                           36,106        12,209
  Rent                                                       3,360         1,281
  Provision for title insurance and escrow losses            1,842           295
  Interest expense                                             220            64
  Other operating expenses                                   9,468         3,667
                                                       -----------   -----------
    Total Expenses                                          50,996        17,516
                                                       -----------   -----------
Income before income taxes                                   5,526         1,879

Income taxes                                                 2,158           760
                                                       -----------   -----------

Net income                                                   3,368         1,119
  Dividends on preferred stock                                 346            --
                                                       -----------   -----------
Earnings attributable to common shares                 $     3,022   $     1,119
                                                       ===========   ===========
Net income per common share:
  Basic                                                $      0.17   $      0.07
                                                       ===========   ===========
  Diluted                                              $      0.16   $      0.06
                                                       ===========   ===========
Weighted average shares outstanding:
  Basic                                                 17,971,696    17,197,173
                                                       ===========   ===========
  Diluted                                               19,006,435    17,900,305
                                                       ===========   ===========

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                   (Unaudited)

                                                           Three months ended
                                                                March 31,
                                                           ------------------
                                                            2003        2002
                                                           ------      ------
                                                            ($ in thousands)
Net income                                                 $3,368      $1,119
Other comprehensive income:
  Unrealized gain on investments,
    available-for-sale (1)                                     26          --
                                                           ------      ------
Other comprehensive income:                                    26          --
                                                           ------      ------
Comprehensive income                                       $3,394      $1,119
                                                           ======      ======

----------
(1)  Net of income taxes of $13 for the three-month period ended March 31, 2003.

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                        Accumulated
                                                 Common Stock            Additional                        Other
                                         ----------------------------     Paid-in         Retained     Comprehensive
                                            Shares         Par Value      Capital         Earnings         Income         Total
                                         ------------    ------------   ------------    ------------   -------------   ------------
                                                                             ($ in thousands)
Balance at December 31, 2001               17,065,381    $         17   $     10,911    $        176    $         --   $     11,104

  Shares issued in connection with
    options and warrants exercised          1,131,543               1          1,567              --              --          1,568

  Shares issued in connection with
    acquisition of a subsidiary                89,681              --            197              --              --            197

  Warrants issued in connection with
    acquisition of a subsidiary                    --              --            213              --              --            213

  Shares repurchased and cancelled           (362,637)             --           (328)           (439)             --           (767)

  Dividends on preferred stock                     --              --             --            (403)             --           (403)

  Net income                                       --              --             --           7,282              --          7,282

  Change in unrealized gain
    on investments available-for-sale,
    net of tax effect of $133                      --              --             --              --             258            258
                                         ------------    ------------   ------------    ------------    ------------   ------------
Balance at December 31, 2002               17,923,968              18         12,560           6,616             258         19,452

  Shares issued in connection with
    options exercised                          96,750              --            170              --              --            170

  Dividends on preferred stock                     --              --             --            (346)             --           (346)

  Net income                                       --              --             --           3,368              --          3,368

  Change in unrealized gain
    on investments available-for-sale,
    net of tax effect of $13                       --              --             --              --              26             26
                                         ------------    ------------   ------------    ------------    ------------   ------------
Balance at March 31, 2003                $ 18,020,718    $         18   $     12,730    $      9,638    $        284   $     22,670
                                         ============    ============   ============    ============    ============   ============

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Three months ended
                                                                   March 31,
                                                              --------------------
                                                                2003        2002
                                                              --------    --------
                                                                ($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $  3,368    $  1,119
Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                1,187         557
Increase (decrease) in cash resulting from changes in:
    Accounts receivable                                             49         (33)
    Notes and other receivables                                   (407)        (60)
    Deposits and other assets                                      557        (715)
    Accounts payable and accrued expenses                       (5,707)       (209)
    Reserve for title insurance and escrow losses                1,271          49
    Other liabilities                                             (321)        723
                                                              --------    --------
Net Cash Flows provided (used in) by Operating Activities           (3)      1,431
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net additions to property and equipment                     (1,276)       (641)
    Purchase of subsidiaries, net of acquired cash                (915)         --
    Purchase of investment securities                           (2,189)         --
                                                              --------    --------
Net Cash Flows used in Investing Activities                     (4,380)       (641)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                             (537)        (12)
    Proceeds from the issuance of common stock, net                170         484
    Purchase of treasury stock                                      --        (682)
    Payment of preferred dividends                                (346)         --
                                                              --------    --------
Net Cash Flows provided by (used in) Financing Activities         (713)       (210)
                                                              --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (5,096)        580

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD        19,615       7,677
                                                              --------    --------

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD            $ 14,519    $  8,257
                                                              ========    ========

            See Notes to Condensed Consolidated Financial Statements

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                   Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)

NOTE 1 - INTERIM FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and intercompany eliminations) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In September 2002, with the acquisition of Nations Holding Group, the Company's balance sheet presentation has been changed to an unclassified presentation, which is more customary to the presentation of other companies in the industry.

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

Management believes that the estimates and assumptions that are most important to the portrayal of the Company's financial condition and results of operations, in that they require management's most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to impairment of intangible assets and long lived assets, reserves related to title insurance and escrow losses, determination of fair values of fixed maturity bonds and equity securities, and contingencies and litigation. Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on the Company's future financial condition or results of operations. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K as of and for the year ended December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS, which rescinds and amends the aforementioned FASB Statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. Effective January 1, 2003, the Company adopted Statement No. 145 and it did not have a material impact on the Company's consolidated financial statements.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                   Three Months Ended March 31, 2003 and 2002

In October 2002, the FASB issued Statement No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS - AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 and No. 142. Statement No. 147 is effective for acquisitions on or after October 1, 2002. The Company adopted Statement No. 147 and its application did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, AND INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND A RESCISSION OF FASB INTERPRETATION NO. 43. This Interpretation elaborated on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 31, 2002. Neither the recognition and measurement provisions or the disclosure requirements had an impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE, AND AMENDMENT OF FASB STATEMENT NO.
123. This Statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Statement does not permit the use of the original Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND INTERPRETATION OF ARB NO. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. Management has evaluated this accounting standard and has determined no disclosure is necessary as the Company does not have an interest in variable interest entities.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                   Three Months Ended March 31, 2003 and 2002

STOCK OPTION PLAN:

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations including FASB Interpretation No. 44,
ACCOUNTING  FOR  CERTAIN   TRANSACTIONS   INVOLVING  STOCK   COMPENSATION,   AND
INTERPRETATION OF APB NO. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income of the fair-value-based method if it had been applied to all outstanding and unvested awards in each period.

                                                           Three months ended
                                                                March 31,
                                                          --------------------
                                                            2003        2002
                                                          --------    --------
Earnings attributable to common shares                    $  3,022    $  1,119
Deduct pro forma total stock-based employee
  compensation determined under fair-value-based method
  for all rewards, net of tax                                 (130)        (78)
                                                          --------    --------
    Pro forma earnings attributable to common shares      $  2,892    $  1,041
                                                          ========    ========
Pro forma earnings attributable to common shares per
  share - basic                                           $   0.16    $   0.06

Pro forma earnings attributable to common shares per
  share - diluted                                         $   0.15    $   0.06

Although not applicable in these financial statements, in accordance with the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, these amounts only indicate awards granted, modified or settled in fiscal periods beginning after December 15, 1994.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.6% for both 2003 and 2002; dividend yields of 0% for both years; volatility factors of the expected market price of the Company's common stock was 60% for 2003 and 67% for 2002; and a weighted-average expected life of the options of four years for both 2003 and 2002.

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

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                   Three Months Ended March 31, 2003 and 2002

NOTE 2 - EARNINGS PER SHARE

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

The following table sets forth the computation of basic and diluted earnings per share ("EPS"):

                                                                Three months ended March 31,
                                                                ---------------------------
                                                                    2003           2002
                                                                ------------   ------------
                                                                  ($ in thousands, except
                                                                      per share data)
Earnings attributable to common stock                           $      3,022   $      1,119
                                                                ============   ============
Basic EPS - weighted average shares outstanding                   17,971,696     17,197,173
                                                                ============   ============
  Basic earnings per share                                      $       0.17   $       0.07
                                                                ============   ============

Basic EPS - weighted average shares outstanding                   17,971,696     17,197,173
Effect of dilutive securities                                      1,034,739        703,132
                                                                ------------   ------------
Dilutive EPS - weighted average shares outstanding                19,006,435     17,900,305
                                                                ============   ============
  Diluted earnings per share                                    $       0.16   $       0.06
                                                                ============   ============

Stock options not included in diluted EPS since antidilutive         122,400      1,329,250
                                                                ============   ============
Stock warrants not included in diluted EPS since antidilutive             --        463,500
                                                                ============   ============

NOTE 3 - ACQUISITION

In January 2003, the Company acquired Land Title of Nevada, Inc. ("Land Title"). Land Title provides title insurance and escrow services to residential and commercial customers in the real estate industry. The acquisition marks the Company's entrance into the Las Vegas, Nevada market adding five branch offices and 94 employees. The transaction, which is being accounted for as a purchase, included payment of $1.25 million in cash and issuance of a $2.25 million, five-year note to the seller for a total purchase price of approximately $3.5 million. The note provides for monthly installments and accrues interest at prime, with a floor of 4.75% and a ceiling of 6.75%. The operations of Land Title have been included in the consolidated financial statements of the Company since January 1, 2003, which was the effective date of the transaction.

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                   Three Months Ended March 31, 2003 and 2002

The purchase price was allocated to the assets purchased based on their respective fair values at the acquisition date. However, changes to the estimates of the fair values of Land Title's assets acquired and liabilities assumed may be necessary as evaluations of those assets and liabilities are completed and as additional information becomes available. The following table summarizes the estimated fair values of the allocation of the purchase price and direct acquisition costs to the assets and liabilities acquired at the date of purchase ($ in thousands):

     Assets and (Liabilities) Acquired:
       Cash and cash equivalents                       $   335
       Accounts receivable, net                            255
       Notes and other receivables                         119
       Deposits and other assets                            66
       Property and equipment, net                         449
       Title plant                                       2,230
       Goodwill                                            426
       Other intangible assets                             231
       Accounts payable and accrued expenses              (551)
       Reserve for title insurance and escrow losses       (49)
       Other liabilities                                   (11)
                                                       -------
         Total                                         $ 3,500
                                                       =======

Selected unaudited pro forma combined results of operations for the three-month periods ended March 31, 2003 and 2002, assuming the asset purchase occurred on January 1, 2002 are as follows ($ in thousands):

                                                         Three months ended
                                                              March 31,
                                                      -------------------------
                                                          2003          2002
                                                      -----------   -----------
Total revenue                                         $    56,522   $    41,107
Earnings attributable to common shares                $     3,040   $     1,677

Net income per common share:
  Basic                                               $      0.17   $      0.10
  Diluted                                             $      0.16   $      0.09

Weighted average shares outstanding:
  Basic                                                17,971,696    17,197,173
  Diluted                                              19,006,435    17,900,305

                   CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (continued)
                   Three Months Ended March 31, 2003 and 2002

NOTE 4 - SUPPLEMENTAL CASH FLOW INFORMATION

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash activities.

                                                        Three months ended
                                                            March 31,
                                                        ------------------
                                                         2003        2002
                                                        ------      ------
                                                         ($ in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest              $  221      $   64
  Cash paid during the period for taxes                  1,750         530

  Non-cash financing activities:
    Issuance of note payable in connection
      with acquisition of Land Title                     2,250          --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with the Company's Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. Further, the Company's 2002 Form 10-K and 2002 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company's results of operations and financial condition. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2002.

OVERVIEW

The Company is engaged in the business of issuing title insurance policies and performing other title-related services, such as escrow activities in connection with real estate transaction.

The Company reported net income of $3.4 million for the three months ended March 31, 2003 compared to $1.1 million the same period ended March 31, 2002. The increase was primarily a result of the acquisition of Nations in September 2002, and a strong housing market coupled with a high level of refinance transactions resulting from low mortgage interest rates.

TRANSACTIONS AFFECTING COMPARABILITY

In April 2002, the Company increased its presence in northern California with the acquisition of five branch offices that perform title and escrow services in the counties of Santa Clara, San Mateo and Sacramento. The acquisition also included ownership interest in joint title plants for certain of these counties and had a total purchase price of approximately $4.3 million. The acquisition was accounted for using the purchase method and the operations of these branch offices have been integrated into New Century Title Company, a wholly-owned subsidiary of the Company.

In September 2002, the Company acquired Nations Holding Group ("Nations"), including its wholly-owned subsidiaries of United Title Company, First California Title Company and United Title Insurance Company, among other subsidiaries. The purchase price, including direct transaction costs, was approximately $37.2 million and was accounted for using the purchase method.

In January 2003, the Company acquired Land Title of Nevada, Inc. ("Land Title"), which included five branch offices in the Las Vegas, Nevada metropolitan area and ownership interest in a joint title plant. The purchase price, including direct transaction costs was approximately $3.5 million and was accounted for using the purchase method.

Included in the results of operations during the three months ended March 31, 2003 was revenue of approximately $28.8 million and pre-tax income of $2.2 million related to the aforementioned acquisitions.

RESULTS OF OPERATIONS

The following table presents information regarding the Company's operating revenue:

                                           Three months ended March 31,
                                   ---------------------------------------------
                                     2003    % of total       2002    % of total
                                   -------   ----------     -------   ----------
                                 ($ in thousands, except revenue per order data)

Title service revenue, net         $37,351       66.1%      $11,939       61.6%
Escrow and related fees             17,700       31.3         6,798       35.0
Other income                         1,471        2.6           658        3.4
                                   -------     ------       -------     ------
  Total revenue                    $56,522      100.0%      $19,395      100.0%

Opened orders                       85,005                   27,484
Closed orders                       52,311                   21,950
Average revenue per closed order   $ 1,052                  $   854

OPERATING REVENUE

Operating revenue increased by $37.1 million or 191.4% for the three months ended March 31, 2003 compared to the same period ended March 31, 2002. The increase is primarily attributable to the acquisitions of Nations in September 2002, the acquisition of offices in northern California in April 2002 and the acquisition of Land Title in January 2003. These acquisitions provided revenue of approximately $28.8 million for the three months ended March 31, 2003. A favorable real estate and refinance market also contributed to the increase along with continued expansion in existing regions.

The Company experienced an increase in open orders, reflecting the acquisitions, as previously discussed and also due to the favorable residential mortgage refinance and resale environment. As a result of the Nations acquisition, the company now has the ability to underwrite its own title insurance policies, resulting in the Company retaining more of the fees it collects for closed transactions. This factor, along with continued appreciation in housing prices, contributed to an increase in average revenue per closed order during the three months ended March 31, 2003 compared to the same period in the prior year.

Other income decreased as a percentage of revenue for the three months ended March 31, 2003 to 2.6% from 3.4% for the same period in the prior year. This decrease was the result of the larger increase to revenue resulting from title service revenue and escrow and related fees. The overall increase in other income was primarily due to the additional operations resulting from the acquisition of Nations.

OPERATING EXPENSES

The following table presents the components of the Company's expenses and the percentage they bear to the total revenue for the respective periods:

                                                            Three months ended March 31,
                                                ----------------------------------------------------
                                                  2003      % of revenue      2002      % of revenue
                                                -------     ------------    -------     ------------
                                                                ($ in thousands)
Personnel costs                                 $36,106          63.8%      $12,209          62.9%
Rent                                              3,360           5.9         1,281           6.6
Provision for title insurance and escrow loss     1,842           3.3           295           1.6
Interest expense                                    220           0.4            64           0.3
Other operating expenses                          9,468          16.8         3,667          18.9
                                                -------       -------       -------       -------
                                                $50,996          90.2%      $17,516          90.3%
                                                =======       =======       =======       =======

Overall operating expenses have increased by $33.5 million or 191.1% for the three months ended March 31, 2003 compared to the same period in 2002 as a result of expansion of the Company's operations. Operating expenses remained relatively unchanged as a percentage of revenue at 90.2% for the three months ended March 31, 2003 from 90.3% for the comparable period in 2002.

Personnel costs, including commissions and incentives, are the most significant component of the Company's operating expenses. Due to the Company's expansion, the number of employees has increased to 1,812 as of March 31, 2003 compared to 746 as of March 31, 2002 resulting in an overall increase of $23.9 million or 195.7% for the three months ended March 31, 2003. Personnel costs including commissions increased as a percentage of revenue to 63.8% for the three months ended March 31, 2003 from 62.9% for the comparable period in 2002. The increase in personnel costs as a percentage of total revenue is the result of an increase in the number of employees in geographic markets that require higher compensation.

Rent expense decreased as a percentage of revenue for the three months ended March 31, 2003 to 5.9% from 6.6% for the comparable period in 2002. This decrease was the result of the fixed nature of these costs in relation to the increase in revenue. Rent expense overall is higher as a result of additional office locations resulting from the acquisition in 2002 and early 2003, as previously discussed.

Provision for title insurance and escrow losses increased as a percentage of revenue for the three months ended March 31, 2003 compared to the same period in the prior year. This increase was primarily due to the inclusion of United Title Insurance Company, a title insurance underwriter, in the 2003 operating results, as a result of the Nations acquisition.

The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant access, postage and professional fees. Other operating expenses decreased as a percentage of total revenue to 16.8% for the three months ended March 31, 2003 from 18.9% for the comparable period in 2002. This decrease was the result of cost containment efforts and the relatively fixed nature of many of these expenses in relation to the overall increase in revenue.

Interest expense increased to $0.2 million for the three months ended March 31, 2003 compared to the same period in the prior year primarily as a result of a $14.0 million term loan used to partially fund the Nations acquisition and a $2.25 million note used to partially fund the Land Title acquisition.

An income tax provision of $2.2 million was recorded for the three months ended March 31, 2003 at an effective tax rate of 39.1%, which approximates the statutory income tax rate for corporations. An income tax provision of $760,000 was recorded by the Company for the quarter ended March 31, 2002 at an effective tax rate of 40.4%, which also approximates statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company has two $3.0 million revolving lines of credit, which bears interest on any outstanding balance at the prime rate. At March 31, 2003, there were no cash draws against this credit facility. There is $75,000 committed against the credit facility for a standby letter of credit pursuant to an office lease. This credit facility matures in May 2003, but the Company anticipates renewing this line of credit for an additional one-year term.

Cash flows used in operating activities were $3,000 for the quarter ended March 31, 2003 compared to cash flows provided by operating activities of $1.4 million during the same period in 2002. This decrease was primarily related to incentive payments made in the first quarter of 2003. The principal non-operating uses of cash for the quarter ended March 31, 2003 were $1.3 million expended for the purchase of property and equipment, and $2.2 million expended for the purchase of investment securities and $0.9 million expended for the purchase of Land Title of Nevada.

Management believes that cash on hand, anticipated future cash receipts and borrowings available under its credit facility will be sufficient to meet the Company's expansion plans and to pay all obligations as they become due for the next twelve months.

SAFE HARBOR STATEMENT

Certain statements contained in this report with respect to factors which may affect future earnings, including management's belief and assumptions are forward-looking statements. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among others, these forward-looking statements are based on assumptions that (a) volume of real estate transactions in the Company's market areas will remain at sufficient levels to support the Company's business, (b) the Company will be able to successfully integrate acquired businesses and the results of operations therefrom will support the acquisition price, (c) the Company will be able to retain, and when needed, add key personnel, (d) the Company's forecasts will accurately anticipate market demand, (e) there will be no material adverse changes in the Company's existing operations and (f) the Company will be able to obtain sufficient equity or debt funding to increase its capital resources by the amount needed for new business acquisitions if any. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the Company's plans or objectives will be achieved. For more details on risk factors, see the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

There have been no material changes in the market risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is involved in certain legal actions which arise in the normal course of its title and escrow business. The Company believes, based on the advice of legal counsel, that none of these claims are material to the Company, either individually or in the aggregate, and the final outcome will not have a material adverse affect on the Company's financial position, results of operations or liquidity. Except as set forth above, there have been no material developments in any legal actions reported in the Company's 2002 Form 10-K.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits:

            99.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

     b.   Reports

During the three months ended March 31, 2003, the Company filed the following Current Report on Form 8-K:

Current Report of Form 8-K dated January 6, 2003 - Pursuant to Item 2, the Company reported the acquisition of Land Title of Nevada, Inc. Pursuant to the requirements of Form 8-K regulations, the acquisition of Land Title of Nevada, Inc. does not require the presentation of financial statements or other pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CAPITAL TITLE GROUP, INC.

By: /s/ Donald R. Head                                      Date: May 1, 2003
    --------------------------------------------
    Donald R. Head
    Chairman of the Board, President and
    Chief Executive Officer

By: /s/ Mark C. Walker                                      Date: May 1, 2003
    --------------------------------------------
    Mark C. Walker
    Vice President, Chief Financial Officer,
    Secretary and Treasurer

                Certification of the Principal Financial Officer
                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Mark C. Walker, Vice President, Chief Financial Officer, Secretary and Treasurer of Capital Title Group, Inc. (the "Company"), certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of the Company;
     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the Company and we have:
          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function );
          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
     (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Mark C. Walker
-----------------------------------------
Mark C. Walker
Capital Title Group, Inc.
Vice President, Chief Financial Officer,
Secretary and Treasurer
May 1, 2003

                Certification of the Principal Executive Officer
                     Pursuant to 15 U.S.C. 78m(a) or 78o(d)
                 (Section 302 of the Sarbanes-Oxley Act of 2002)

I, Donald R. Head, Chairman of the Board, President and Chief Executive Officer of Capital Title Group, Inc. (the "Company"), certify that:

     (1)  I have reviewed this quarterly report on Form 10-Q of the Company;
     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;
     (4) The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13A-14 and 15d-14) for the Company and we have:
          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     (5) The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function );
          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and
          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
     (6) The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Donald R. Head
-----------------------------------------
Donald R. Head
Capital Title Group, Inc.
Chairman of the Board, President,
Chief Executive Officer
May 1, 2003