Form 10-Q
period 2003-06-30
CAPITAL TITLE GROUP INC
filed 2003-08-04
CIK 1017158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-21417

CAPITAL TITLE GROUP, INC.

(Name of registrant as specified in its charter)

Delaware	87-0399785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14648 North Scottsdale Road, Suite 125, Scottsdale, AZ	85254
(Address of principal executive offices)	(Zip Code)

(480) 624-4200

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 18,178,343 shares as of July 25, 2003.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$19,504	$19,615
Short term investments	5,426	1,150
Restricted cash	2,143	2,130
Fixed maturity bonds, available-for-sale	8,627	7,416
Equity securities, available-for-sale	3,965	2,956

Cash and Invested Assets	39,665	33,267

Accounts receivable, net	4,340	3,998
Notes and other receivables	2,484	2,316
Property and equipment, net	17,616	16,279
Title plant	5,833	3,853
Goodwill and other intangibles	19,585	18,835
Deposits and other assets	4,340	4,739

Total Assets	$93,863	$83,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$20,541	$22,386
Reserve for title insurance and escrow losses	9,134	6,450
Long-term debt	17,399	16,542
Other liabilities	634	941

Total Liabilities	47,708	46,319
Redeemable preferred stock, 8% cumulative dividend, redeemable after 2023 for redemption value of $100 per share, $.001 par value, 10,000,000 shares authorized, 175,162 shares issued and outstanding in 2003 and 2002, respectively	17,516	17,516
Stockholders’ Equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 18,164,593 and 17,923,968 shares issued and outstanding in 2003 and 2002, respectively	18	18
Additional paid-in capital	12,960	12,560
Retained earnings	15,167	6,616
Accumulated other comprehensive income	494	258

Total Stockholders’ Equity	28,639	19,452

Total Liabilities and Stockholders’ Equity	$93,863	$83,287

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	($ in thousands, except per share data)
REVENUE:
Title service revenue, net	$43,642	$12,921	$80,993	$24,860
Escrow and related fees	23,648	7,080	41,348	13,878
Other income	1,012	678	2,483	1,336

	68,302	20,679	124,824	40,074

EXPENSES:
Personnel costs	41,325	13,277	77,431	25,486
Rent	3,560	1,635	6,920	2,916
Provision for title insurance and escrow losses	2,634	76	4,476	371
Interest	223	65	443	129
Other operating expenses	10,838	4,440	20,306	8,107

	58,580	19,493	109,576	37,009

Income before income taxes	9,722	1,186	15,248	3,065

Income taxes	3,844	540	6,002	1,300

Net income	5,878	646	9,246	1,765
Dividends on preferred stock	349	—	695	—

Earnings attributable to common shares	$5,529	$646	$8,551	$1,765

Net income per common share:
Basic	$0.31	$0.04	$0.47	$0.10

Diluted	$0.28	$0.04	$0.44	$0.10

Weighted average shares outstanding
Basic	18,064,419	17,273,063	18,018,314	17,256,178

Diluted	19,680,926	18,302,682	19,344,205	18,122,554

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	($ in thousands)
Net income	$5,878	$646	$9,246	$1,765
Other comprehensive income:
Unrealized gain on investments, available-for-sale (1)	210	—	236	—

Other comprehensive income:	210	—	236	—

Comprehensive income	$6,088	$646	$9,482	$1,765

(1)	Net of income taxes of $109 and $122 for the three and six month periods ended June 30, 2003, respectively.

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
	($ in thousands)
Balance at December 31, 2001	17,065,381	$17	$10,911	$176	$—	$11,104

Shares issued in connection with options and warrants exercised	1,131,543	1	1,567	—	—	1,568

Shares issued in connection with acquisition of a subsidiary	89,681	—	197	—	—	197

Warrants issued in connection with acquisition of a subsidiary	—	—	213	—	—	213

Shares repurchased and cancelled	(362,637)	—	(328)	(439)	—	(767)

Dividends on preferred stock	—	—	—	(403)	—	(403)

Net income	—	—	—	7,282	—	7,282
Change in unrealized gain on investments available-for-sale, net of tax effect of $133	—	—	—	—	258	258

Balance at December 31, 2002	17,923,968	18	12,560	6,616	258	19,452

Shares issued in connection with options exercised	240,625	—	400	—	—	400

Dividends on preferred stock	—	—	—	(695)	—	(695)

Net income	—	—	—	9,246	—	9,246
Change in unrealized gain on investments available-for-sale, net of tax effect of $122	—	—	—	—	236	236

Balance at June 30, 2003	18,164,593	$18	$12,960	$15,167	$494	$28,639

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2003	2002
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,246	$1,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,438	1,188
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(87)	(20)
Notes and other receivables	(49)	112
Deposits and other assets	465	(141)
Accounts payable and accrued expenses	(2,396)	(1,154)
Reserve for title insurance and escrow losses	2,635	(69)
Other liabilities	(476)	—

Net Cash Flows provided by Operating Activities	11,776	1,681

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to title plant, property and equipment	(3,020)	(1,592)
Purchase of subsidiaries, net of acquired cash	(3,165)	(4,844)
Purchase of investment securities	(6,260)	—
Collection of notes receivable	—	48

Net Cash Flows used in Investing Activities	(12,445)	(6,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt	2,250	—
Repayment of debt	(1,393)	(23)
Proceeds from issuance of common stock, net	400	777
Purchase of treasury stock	—	(682)
Payment of preferred dividends	(699)	—

Net Cash Flows provided by Financing Activities	558	72

NET DECREASE IN CASH AND CASH EQUIVALENTS	(111)	(4,635)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	19,615	7,677

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$19,504	$3,042

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2003 and 2002

(Unaudited)

Note 1 – Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and intercompany eliminations) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In September 2002, with the acquisition of Nations Holding Group, the Company’s balance sheet presentation has been changed to an unclassified presentation, which is more customary to the presentation of other companies in the industry.

Critical Accounting Policies:

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

Management believes that the estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to impairment of intangible assets and long lived assets, reserves related to title insurance and escrow losses, determination of fair values of fixed maturity bonds and equity securities, and contingencies and litigation. Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on the Company’s future financial condition or results of operations. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2002.

New Accounting Pronouncements:

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS, which rescinds and amends the aforementioned FASB Statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. Effective January 1, 2003, the Company adopted Statement No. 145 and it did not have a material impact on the Company’s consolidated financial statements.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Three Months Ended June 30, 2003 and 2002

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted Statement No. 146 and it did not have a material impact on the Company’s consolidated financial statements.

In October 2002, the FASB issued Statement No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS – AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 and No. 142. Statement No. 147 is effective for acquisitions on or after October 1, 2002. The Company adopted Statement No. 147 and its application did not have a material impact on the Company’s consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, GUARANTOR’S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, AND INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND A RESCISSION OF FASB INTERPRETATION NO. 43. This Interpretation elaborated on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 31, 2002. Neither the recognition and measurement provisions nor the disclosure requirements had an impact on the Company’s consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION – TRANSITION AND DISCLOSURE, AND AMENDMENT OF FASB STATEMENT NO. 123. This Statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Statement does not permit the use of the original Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND INTERPRETATION OF ARB NO. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. Management has evaluated this accounting standard and has determined no disclosure is necessary, as the Company does not have an interest in variable interest entities.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Three Months Ended June 30, 2003 and 2002

In April 2003, the FASB issued Statement No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This Statement amends FASB Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. Management has evaluated this accounting standard and has determined no disclosure is necessary as the Company does not utilize derivative instruments, nor does it have contracts with embedded derivatives.

In May 2003, the FASB issued Statement No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. The Statement requires issuers to classify as liabilities (or assets, in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not enter into any financial instruments within the scope of the Statement during June 2003. The Company adopted the provisions of the Statement on July 1, 2003, and adoption had no impact to the Company’s consolidated financial statements.

Stock Option Plan:

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and Interpretation of APB No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by FASB Statement No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of FASB Statement No. 123. The following table illustrates the effect on net income of the fair-value-based method if it had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	($ in thousands, except per share data)
Earnings attributable to common shares	$5,529	$646	$8,551	$1,765
Deduct pro forma total stock-based employee compensation determined under fair-value-based method for all rewards, net of tax	(135)	(90)	(268)	(166)

Pro forma earnings attributable to common shares	$5,394	$556	$8,283	$1,599

Pro forma earnings attributable to common shares per share - basic	$0.30	$0.03	$0.46	$0.09

Pro forma earnings attributable to common shares per share - diluted	$0.27	$0.03	$0.43	$0.09

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Three Months Ended June 30, 2003 and 2002

Although not applicable in these financial statements, in accordance with the disclosure requirements of FASB Statement No. 123, as amended by FASB Statement No. 148, these amounts only indicate awards granted, modified or settled in fiscal periods beginning after December 15, 1994.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.6% for both 2003 and 2002; dividend yields of 0% for both years; volatility factors of the expected market price of the Company’s common stock was 60% for 2003 and 67% for 2002; and a weighted-average expected life of the options of four years for both 2003 and 2002.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Note 2 – Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to stock or resulted in the issuance of stock that then shared in the earnings or loss of the Company.

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	($ in thousands, except per share data)
Earnings attributable to common shares	$5,529	$646	$8,551	$1,765

Basic EPS – weighted average shares outstanding	18,064,419	17,273,063	18,018,314	17,256,178

Basic earnings per share	$0.31	$0.04	$0.47	$0.10

Basic EPS – weighted average shares outstanding	18,064,419	17,273,063	18,018,314	17,256,178
Effect of dilutive securities	1,616,507	1,029,619	1,325,891	866,376

Dilutive EPS – weighted average shares outstanding	19,680,926	18,302,682	19,344,205	18,122,554

Diluted earnings per share	$0.28	$0.04	$0.44	$0.10

Stock options not included in diluted EPS since antidilutive	102,400	81,100	102,900	1,364,650

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2003 and 2002

(Unaudited)

Note 3 – Supplemental Cash Flow Information

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash activities.

	Six months ended June 30,
	2003	2002
	($ in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$449	$130
Cash paid during the period for taxes	7,640	890

NON-CASH FINANCING ACTIVITIES:
Issuance of note payable in connection with acquisition of Land Title	2,250	—

Note 4 – Acquisition

In January 2003, the Company acquired Land Title of Nevada, Inc. (“Land Title”). Land Title provides title insurance and escrow services to residential and commercial customers in the real estate industry. The acquisition marks the Company’s entrance into the Las Vegas, Nevada market adding five branch offices and 94 employees. The transaction, which is being accounted for as a purchase, included payment of $1.25 million in cash and issuance of a $2.25 million, five-year note to the seller for a total purchase price of approximately $3.5 million. The note provides for monthly installments and accrues interest at prime, with a floor of 4.75% and a ceiling of 6.75%. The operations of Land Title have been included in the consolidated financial statements of the Company since January 1, 2003, which was the effective date of the transaction.

The purchase price was allocated to the assets purchased based on their respective fair values at the acquisition date. However, changes to the estimates of the fair values of Land Title’s assets acquired and liabilities assumed may be necessary as evaluations of those assets and liabilities are completed and as additional information becomes available. The following table summarizes the estimated fair values of the allocation of the purchase price and direct acquisition costs to the assets and liabilities acquired at the date of purchase ($ in thousands):

Assets and (Liabilities) Acquired:
Cash and cash equivalents	$335
Accounts receivable, net	255
Notes and other receivables	119
Deposits and other assets	66
Property and equipment, net	449
Title plant	2,230
Goodwill	575
Other intangible assets	231
Accounts payable and accrued expenses	(551)
Reserve for title insurance and escrow losses	(49)
Other liabilities	(160)

Total	$3,500

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2003 and 2002

(Unaudited)

Selected unaudited pro forma combined results of operations for the six-month periods ended June 30, 2003 and 2002, assuming the acquisition of Land Title occurred on January 1, 2002 are presented in the table below. Also included in the presentation of unaudited proforma combined results of operations are the effects of an asset purchase of a five branch title and escrow operation in northern California in April 2002 and the acquisition of Nations Holding Group in September 2002 as if these acquisitions were effective January 1, 2002, both of which are further discussed in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2002.

	Six months ended June 30,
	2003	2002
	($ in thousands, except per share data)
Total revenue	$124,824	$82,765
Earnings attributable to common shares	8,554	1,547

Net income per common share:
Basic	$0.47	$0.09
Diluted	$0.44	$0.09

Weighted average shares outstanding:
Basic	18,018,314	17,256,178
Diluted	19,344,205	18,143,469

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this report. Further, the Company’s 2002 Form 10-K and 2002 Annual Report should be read in conjunction with the following discussion since they contain important information for evaluating the Company’s results of operations and financial condition. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period.

Critical Accounting Policies

There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

The Company is engaged in the business of issuing title insurance policies and performing other title-related services, such as escrow activities in connection with real estate transactions.

The Company reported net income of $5.9 million for the three months ended June 30, 2003 compared to $0.6 million the same period ended June 30, 2002. Net income for the six months ended June 30, 2003 was $9.2 compared to $1.8 million the same period ended June 30, 2002. The increase was primarily a result of the acquisition of Nations in September 2002 and a strong housing market coupled with a high level of refinance transactions resulting from low mortgage interest rates.

Transactions Affecting Comparability

In April 2002, the Company increased its presence in northern California with the acquisition of five branch offices that perform title and escrow services in the counties of Santa Clara, San Mateo and Sacramento. The acquisition also included ownership interest in joint title plants for certain of these counties and had a total purchase price of approximately $4.3 million. The acquisition was accounted for using the purchase method and the operations of these branch offices have been integrated into New Century Title Company, a wholly owned subsidiary of the Company.

In September 2002, the Company acquired Nations Holding Group (“Nations”), including its wholly owned subsidiaries of United Title Company, First California Title Company and United Title Insurance Company, among other subsidiaries. The purchase price, including direct transaction costs, was approximately $37.2 million and was accounted for using the purchase method.

In January 2003, the Company acquired Land Title of Nevada, Inc. (“Land Title”), which included five branch offices in the Las Vegas, Nevada metropolitan area and ownership interest in a joint title plant. The purchase price, including direct transaction costs was approximately $3.5 million and was accounted for using the purchase method.

Included in the results of operations during the three months ended June 30, 2003 was revenue of approximately $35.5 million and pre-tax income of $4.7 million, and during the six months ended June 30, 2003 was revenue of approximately $64.4 million and pre-tax income of $7.1 million related to the aforementioned acquisitions.

Results of Operations

The following table presents information regarding the Company’s operating revenue:

	Three months ended June 30,
	2003	% of total	2002	% of total
	($ in thousands, except revenue per order data)
Title service revenue, net	$43,642	63.9%	$12,921	62.5%
Escrow and related fees	23,648	34.6	7,080	34.2
Other income	1,012	1.5	678	3.3

Total revenue	68,302	100.0%	20,679	100.0%

Opened orders	104,980		29,199
Closed orders	64,830		19,717
Average revenue per closed order	$1,038		$1,014

	Six months ended June 30,
	2003	% of total	2002	% of total
	($ in thousands, except revenue per order data)
Title service revenue, net	$80,993	64.9%	$24,860	62.1%
Escrow and related fees	41,348	33.1	13,878	34.6
Other income	2,483	2.0	1,336	3.3

Total revenue	124,824	100.0%	40,074	100.0%

Opened orders	189,985		55,990
Closed orders	117,141		41,417
Average revenue per closed order	$1,044		$935

Operating Revenue

Operating revenue increased by $47.6 million or 230% for the three months ended June 30, 2003 compared to the same period ended June 30, 2002. Operating revenue increased by $84.8 million or 211% for the six months ended June 30, 2003 compared to the same period ended June 30, 2002. This increase is primarily attributable to the acquisition of Nations in September 2002 and the acquisition of Land Title in January 2003. The operations noted provided revenue of $35.5 million and $64.4 million, respectively, for the three and six months ended June 30, 2003. A favorable real estate resale and refinance market has also contributed to the increase along with continued expansion in existing regions.

The Company experienced an increase in open orders, reflecting the acquisitions, as previously discussed and also due to the favorable residential mortgage resale and refinance environment. As a result of the Nations acquisition, the Company now has the ability to underwrite its own title insurance policies, resulting in the Company retaining more of the fees it collects for closed transactions. This factor, along with continued appreciation in housing prices, contributed to an increase in average revenue per closed order during the three and six month periods ended June 30, 2003 compared to the same periods in the prior year.

Other income decreased as a percentage of revenue for the three months ended June 30, 2003 to 1.5% from 3.3% for the same period in the prior year. This decrease was the result of the larger increase to revenue resulting from title service revenue and escrow and related fees. The overall increase in other income was primarily due to the additional operations resulting from the acquisition of Nations.

Operating Expenses

The following table presents the components of the Company’s expenses and the percentage they bear to the total revenue for the respective periods:

	Three months ended June 30,
	2003	% of revenue	2002	% of revenue
	($ in thousands)
Personnel costs	$41,325	60.6%	$13,277	64.2%
Rent	3,560	5.2	1,635	7.9
Provision for title insurance and escrow losses	2,634	3.8	76	0.4
Interest expense	223	0.3	65	0.3
Other operating expenses	10,838	15.9	4,440	21.5

	$58,580	85.8%	$19,493	94.3%

	Six months ended June 30,
	2003	% of revenue	2002	% of revenue
	($ in thousands)
Personnel costs	$77,431	62.1%	$25,486	63.6%
Rent	6,920	5.5	2,916	7.3
Provision for title insurance and escrow losses	4,476	3.6	371	0.9
Interest expense	443	0.4	129	0.3
Other operating expenses	20,306	16.2	8,107	20.3

	$109,576	87.8%	$37,009	92.4%

Overall operating expenses have increased $39.1 million or 200.5% and $72.6 million or 196.1% for the three and six month periods ended June 30, 2003, respectively, compared to the same periods in 2002 primarily resulting from expansion of the Company’s operations via acquisitions, as previously discussed. Operating expenses as a percentage of total revenue decreased to 85.8% and 87.8% for the three and six month periods ended June 30, 2003, respectively, compared to 94.3% and 92.4% for the same periods in 2002. This decrease was the result of higher revenue in relation to the fixed costs component of the Company’s operating expenses.

Personnel costs, including commissions and incentives, are the most significant component of the Company’s operating expenses. Through acquisitions and the Company’s expansion, the number of employees has increased to 1,991 as of June 30, 2003 compared to 815 as of June 30, 2002, resulting in an increase of $28.1 million and $51.9 million in personnel costs for the three and six month periods ended June 30, 2003, respectively, compared to the same periods in 2002. Personnel costs including commissions and incentives decreased as a percentage of revenue to 60.6% and 62.1% for the three and six month periods ended June 30, 2003, respectively, from 64.2% and 63.6% for the same periods ended in 2002, respectively, resulting from the fixed salaries and other costs associated with personnel in relation to higher revenue.

Rent expense decreased as a percentage of revenue for the three months ended June 30, 2003 to 5.2% from 7.9% for the comparable period in 2002. Rent expense also decreased as a percentage of revenue for the six months ended June 30, 2003 to 5.5% from 7.3% for the comparable period in 2002. The decrease was the result of the fixed nature of these costs in relation to the increase in revenue. Rent expense overall is higher in 2003 compared to 2002, resulting from additional office locations which were acquired during 2002 and early 2003, as previously discussed.

Provision for title insurance and escrow losses increased as a percentage of revenue for the three months ended June 30, 2003 to 3.8% from 0.4% for the comparable period in 2002. Provision for title insurance and escrow losses increased as a percentage of revenue for the six months ended June 30, 2003 to 3.6% from 0.9% for the comparable period in 2002. The increase was primarily due to the inclusion of United Title Insurance Company, a title insurance underwriter, in 2003 operating results as a result of the Nations acquisition.

Interest expense increased to $0.2 million and $0.4 million for the three and six months ended June 30, 2003, respectively, primarily resulting from a $14.0 million term loan used to partially fund the acquisition of Nations and a $2.25 million note used to partially fund the acquisition of Land Title.

The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant access, postage and professional fees. Other operating expenses decreased as a percentage of total revenue to 15.9% for the three months ended June 30, 2003 from 21.5% for the comparable period in 2002. Other operating expenses decreased as a percentage of total revenue to 16.2% for the six months ended June 30, 2003 from 20.3% for the comparable period in 2002. The decreases are the result of the relatively fixed nature of several of these expenses in relation to the overall growth in revenue.

An income tax provision of $3.8 million and $6.0 million for the three and six months ended June 30, 2003, respectively, provides an effective tax rate of 39.5% and 39.4% for the three and six months ended June 30, 2003, respectively. This compares to effective tax rates of 45.5% and 42.4% for the three and six months ended June 30, 2002, respectively. These tax rates approximate the statutory rates the Company was subject to during the respective periods.

Liquidity and Capital Resources

The Company requires capital to expand its geographical base, further implement its market penetration program, recruit and train new personnel and purchase additional property and equipment to implement its expansion program. During the six months ended June 30, 2003, the Company financed its operating and business development activities through operating cash flows and through the use of cash on hand.

The Company has two $3.0 million revolving lines of credit, which bear interest on any outstanding balance at the prime rate (4.00% at June 30, 2003). At June 30, 2003, there were no cash draws against these credit facilities. There is $75,000 committed against one of the credit facilities for a standby letter of credit pursuant to an office lease.

Cash flows provided by operating activities were $11.8 million for the six months ended June 30, 2003 compared to $1.7 million during the same period in 2002. The increase in cash provided is the result of an improvement in earnings in 2003 compared to 2002. The significant non-operating uses of cash for the six months ended June 30, 2003 compared to the same period in 2002 included the purchase of $6.3 million of securities for the investment portfolio of United Title Insurance Company, the Company’s title insurance underwriter.

The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from active escrow, trust and account servicing files. The balances in these accounts have not been included in these consolidated financial statements. As of June 30, 2003, the accounts contain balances of approximately $978.7 million. In the case of a loss in escrow accounts, the Company has financial exposure for these balances.

Management believes that cash on hand, anticipated future cash receipts and borrowings capacity under its credit facilities will be sufficient to meet the Company’s expansion plans and to pay all obligations as they become due for the next twelve months.

Safe Harbor Statement

Certain statements contained in this report with respect to factors which may affect future earnings, including management’s belief and assumptions are forward-looking statements. The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Among others, these forward-looking statements are based on assumptions that (a) volume of real estate transactions in the Company’s market areas will remain at sufficient levels to support the Company’s business, (b) the Company will be able to successfully integrate acquired businesses and the results of operations there from will support the acquisition price, (c) the Company will be able to retain, and when needed, add key personnel, (d) the Company’s forecasts will accurately anticipate market demand, (e) there will be no material adverse changes in the Company’s existing operations and (f) the Company will be able to obtain sufficient equity or debt funding to increase its capital resources by the amount needed for new business acquisitions if any. Assumptions related to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in such forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company, or any other person, that the Company’s plans or objectives will be achieved. For more details on risk factors, see the Company’s Annual Report on Form 10-K and other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

There have been no material changes in the market risks described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c)). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various other claims and lawsuits in the ordinary course of its business, none of which are currently considered material to the Company’s financial condition and results of operations. There have been no material developments in any legal actions reported in the Company’s 2002 Form 10-K.

Item2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

The Company’s Annual Meeting of Stockholders was held on May 21, 2003. The matters voted on at the Annual Meeting were as follows:

(a)	Election of a slate of directors to serve a three-year term.
(b)	Ratification of KPMG LLP to serve as independent auditors for the Company.
(c)	Amendment of the 1996 Stock Option Plan.
(d)	Amendment of the Non-Employee Directors Stock Option Plan.

All matters voted on at the Annual Meeting were approved by stockholders as follows:

	Votes For	Votes Against	Votes Abstained
Board of Director nominees:
Robert B. Liverant	16,181,110	—	144,549
Stephen A McConnell	16,181,110	—	144,549

Ratification of KPMG LLP	16,120,575	83,890	121,194

Amendment of the 1996 Stock Option Plan	9,852,776	1,061,713	48,278

Amendment of the Non-Employee Directors Stock Option Plan	9,738,846	1,174,843	49,078

The Company’s Board of Directors currently consists of seven members and is divided into three classes, each with three-year terms. The following board members with terms not expiring on the May 21, 2003 Annual Meeting: Donald R. Head, David C. Dewar, Terry S. Jacobs, Theo F. Lamb and Ben T. Morris.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

31. Certification Pursuant to IS U.S.C. 78m (a) or 78o (d) (Section 302 of the Sarbanes-Oxley Act of 2002).

32. Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code).

b.	Reports

During the three month period ended June 30, 2003, the Company filed the following current Reports on Form 8-K:

Current Report of Form 8-K dated April 24, 2003 – Pursuant to Item 9, the Company reported that it had issued a news release announcing the Company’s results of operations for the three month period ended March 31, 2003. A copy of the news release was furnished as an Exhibit to that current report on Form 8-K and was incorporated therein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TITLE GROUP, INC.

By:	/s/ Donald R. Head	Date: July 31, 2003
Donald R. Head
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Mark C. Walker	Date: July 31, 2003
Mark C. Walker
Vice President, Chief Financial Officer, Secretary and
Treasurer