Form 10-Q
period 2003-09-30
CAPITAL TITLE GROUP INC
filed 2003-11-06
CIK 1017158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 18,299,293 shares as of October 27, 2003.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Part 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$28,921	$19,615
Short term investments	2,889	1,150
Restricted cash	—	2,130
Fixed maturity bonds, available-for-sale	11,447	7,416
Equity securities, available-for-sale	4,246	2,956

Cash and Invested Assets	47,503	33,267
Accounts receivable, net	2,857	3,998
Notes and other receivables	2,474	2,316
Property and equipment, net	18,214	16,279
Title plant	5,838	3,853
Goodwill and other intangibles	19,315	18,835
Deferred income taxes, net	876	—
Deposits and other assets	4,052	4,739

Total Assets	$101,129	$83,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$21,837	$22,386
Reserve for title insurance and escrow losses	10,761	6,450
Long-term debt	14,269	16,542
Deferred income taxes, net	—	253
Other liabilities	2,560	688

Total Liabilities	49,427	46,319
Redeemable preferred stock, 8% cumulative dividend, redeemable after 2023 for redemption value of $100 per share, $.001 par value, 10,000,000 shares authorized, 175,162 shares issued and outstanding in 2003 and 2002, respectively	17,516	17,516
Stockholders’ Equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 18,272,343 and 17,923,968 shares issued and outstanding in 2003 and 2002, respectively	18	18
Additional paid-in capital	13,160	12,560
Retained earnings	20,574	6,616
Accumulated other comprehensive income	434	258

Total Stockholders’ Equity	34,186	19,452

Total Liabilities and Stockholders’ Equity	$101,129	$83,287

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	($ in thousands, except per share data)
REVENUE:
Title service revenue, net	$47,073	$19,900	$128,066	$44,760
Escrow and related fees	25,425	10,681	66,773	24,559
Other income	953	861	3,436	2,196

	73,451	31,442	198,275	71,515

EXPENSES:
Personnel costs	43,809	19,633	121,240	45,119
Rent	3,635	2,104	10,555	5,019
Provision for title insurance and escrow losses	3,071	879	7,547	1,250
Interest	228	88	671	218
Other operating expenses	13,133	6,352	33,439	14,458

	63,876	29,056	173,452	66,064

Income before income taxes	9,575	2,386	24,823	5,451

Income taxes	3,815	976	9,817	2,276

Net income	5,760	1,410	15,006	3,175
Dividends on preferred stock	353	50	1,048	50

Earnings attributable to common shares	$5,407	$1,360	$13,958	$3,125

Net income per common share:
Basic	$0.30	$0.08	$0.77	$0.18

Diluted	$0.27	$0.08	$0.71	$0.17

Weighted average shares outstanding
Basic	18,222,710	17,540,713	18,087,195	17,352,065

Diluted	20,165,998	18,023,349	19,618,885	18,090,528

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	($ in thousands)
Net income	$5,760	$1,410	$15,006	$3,175
Other comprehensive income (loss):
Unrealized gain (loss) on investments, available-for-sale (1)	(60)	25	176	25

Other comprehensive income (loss):	(60)	25	176	25

Comprehensive income	$5,700	$1,435	$15,182	$3,200

(1)	Net of income taxes (benefit) of $(31) and $91 for the three and nine month periods ended September 30, 2003, respectively, and net of income taxes of $13 for both the three and nine month periods ended September 30, 2002.

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income
	Shares	Par Value		Retained Earnings		Total
	($ in thousands)
Balance at December 31, 2001	17,065,381	$17	$10,911	$176	$—	$11,104
Shares issued in connection with options and warrants exercised	1,131,543	1	1,567	—	—	1,568
Shares issued in connection with acquisition of a subsidiary	89,681	—	197	—	—	197
Warrants issued in connection with acquisition of a subsidiary	—	—	213	—	—	213
Shares repurchased and cancelled	(362,637)	—	(328)	(439)	—	(767)
Dividends on preferred stock	—	—	—	(403)	—	(403)
Net income	—	—	—	7,282	—	7,282
Change in unrealized gain on investments available-for-sale, net of tax effect of $133	—	—	—	—	258	258

Balance at December 31, 2002	17,923,968	18	12,560	6,616	258	19,452
Shares issued in connection with options exercised	348,375	—	600	—	—	600
Dividends on preferred stock	—	—	—	(1,048)	—	(1,048)
Net income	—	—	—	15,006	—	15,006
Change in unrealized gain on investments available-for-sale, net of tax effect of $91	—	—	—	—	176	176

Balance at September 30, 2003	18,272,343	$18	$13,160	$20,574	$434	$34,186

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2003	2002
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,006	$3,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,584	1,953
Increase (decrease) in cash resulting from changes in:
Accounts receivable	1,396	141
Notes and other receivables	(39)	668
Deposits and other assets	753	133
Accounts payable and accrued expenses	(1,100)	(686)
Reserve for title insurance and escrow losses	4,262	171
Other liabilities and restricted cash	2,717	198

Net Cash Flows provided by Operating Activities	26,579	5,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to title plant, property and equipment	(4,761)	(2,429)
Purchase of subsidiaries, net of acquired cash	(2,903)	(13,946)
Purchase of investment securities	(6,884)	(89)
Collection of notes receivable	—	48

Net Cash Flows used in Investing Activities	(14,548)	(16,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt	2,250	14,000
Repayment of debt	(4,523)	(33)
Proceeds from issuance of common stock, net	600	1,015
Purchase of treasury stock	—	(756)
Payment of preferred dividends	(1,052)	—

Net Cash Flows (used in) provided by Financing Activities	(2,725)	14,226

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,306	3,563

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	19,615	7,677

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$28,921	$11,240

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2003 and 2002

(Unaudited)

Note 1 – Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and intercompany eliminations) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In September 2002, with the acquisition of Nations Holding Group, the Company’s balance sheet presentation has been changed to an unclassified presentation, which is more customary to the presentation of other companies in the industry.

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

Management believes that the estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to impairment of intangible assets and long-lived assets, reserves related to title insurance and escrow losses, determination of fair values of fixed maturity bonds and equity securities, and contingencies and litigation. Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on the Company’s future financial condition or results of operations. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2002.

New Accounting Pronouncements:

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13, AND TECHNICAL CORRECTIONS, which rescinds and amends the aforementioned FASB Statements and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Statement No. 145 is effective for fiscal years beginning after May 15, 2002. Effective January 1, 2003, the Company adopted Statement No. 145 and it did not have a material impact on the Company’s condensed consolidated financial statements.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2003 and 2002 (Unaudited)

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring).” Statement No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted Statement No. 146 and it did not have a material impact on the Company’s condensed consolidated financial statements.

In October 2002, the FASB issued Statement No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS – AN AMENDMENT OF FASB STATEMENTS NO. 72 AND 144 AND FASB INTERPRETATION NO. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 and No. 142. Statement No. 147 is effective for acquisitions on or after October 1, 2002. The Company adopted Statement No. 147 and its application did not have a material impact on the Company’s condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, GUARANTOR’S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, AND INTERPRETATION OF FASB STATEMENTS NO. 5, 57 AND 107 AND A RESCISSION OF FASB INTERPRETATION NO. 43. This Interpretation elaborated on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 31, 2002. Neither the recognition and measurement provisions nor the disclosure requirements had an impact on the Company’s condensed consolidated financial statements.

In December 2002, the FASB issued Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION – TRANSITION AND DISCLOSURE, AND AMENDMENT OF FASB STATEMENT NO. 123. This Statement amends FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. The Statement does not permit the use of the original Statement 123 prospective method of transition for changes to the fair value based method made in fiscal years beginning after December 15, 2003. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these condensed consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AND INTERPRETATION OF ARB NO. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation, as originally issued, applied to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. However, in October 2003, the FASB announced it had deferred the implementation date for such entities until the fourth quarter 2003. The application of this Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2003 and 2002 (Unaudited)

effective. Management has evaluated this accounting standard and has determined no disclosure is necessary, as the Company does not have an interest in variable interest entities.

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

In May 2003, the FASB issued Statement No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. The Statement requires issuers to classify as liabilities (or assets, in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not enter into any financial instruments within the scope of the Statement during June 2003. The Company adopted the provisions of the Statement on July 1, 2003, and adoption had no impact to the Company’s condensed consolidated financial statements. In October 2003, the FASB also issued two staff positions (“FSP”) related to Statement No. 150, however, these subsequent positions did not have an impact to the Company’s condensed consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	($ in thousands, except per share data)
Earnings attributable to common shares	$5,407	$1,360	$13,958	$3,125
Deduct pro forma total stock-based employee compensation determined under fair-value-based method for all rewards, net of tax	145	106	412	273

Pro forma earnings attributable to common shares	$5,262	$1,254	$13,546	$2,852

Pro forma earnings attributable to common shares per share - basic	$0.29	$0.07	$0.75	$0.16

Pro forma earnings attributable to common shares per share - diluted	$0.26	$0.07	$0.69	$0.16

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2003 and 2002 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Weighted average shares outstanding:
Basic	18,222,710	17,540,713	18,087,195	17,352,065
Diluted	20,165,998	18,023,349	19,618,885	18,090,528

Although not applicable in these financial statements, in accordance with the disclosure requirements of FASB Statement No. 123, as amended by FASB Statement No. 148, these amounts only indicate awards granted, modified or settled in fiscal periods beginning after December 15, 1994.

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of approximately 2.2% for both 2003 and 2002; dividend yields of 0% for both years; volatility factors of the expected market price of the Company’s common stock was approximately 50% for 2003 and 67% for 2002; and a weighted-average expected life of the options of four years for both 2003 and 2002.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Note 2 – Earnings Per Share

Basic earnings per share is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to stock or resulted in the issuance of stock that then shared in the earnings or loss of the Company.

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	($ in thousands, except per share data)
Earnings attributable to common shares	$5,407	$1,360	$13,958	$3,125

Basic EPS – weighted average shares outstanding	18,222,710	17,540,713	18,087,195	17,352,065

Basic earnings per share	$0.30	$0.08	$0.77	$0.18

Basic EPS – weighted average shares outstanding	18,222,710	17,540,713	18,087,195	17,352,065
Effect of dilutive securities	1,943,288	482,636	1,531,690	738,463

Dilutive EPS – weighted average shares outstanding	20,165,998	18,023,349	19,618,885	18,090,528

Diluted earnings per share	$0.27	$0.08	$0.71	$0.17

Stock options not included in diluted EPS since antidilutive	—	1,468,650	251,150	1,370,950

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2003 and 2002 (Unaudited)

Note 3 – Supplemental Cash Flow Information

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash activities.

	Nine months ended September 30,
	2003	2002
	($ in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$554	$195
Cash paid during the period for taxes	4,139	2,240
NON-CASH FINANCING ACTIVITIES:
Issuance of note payable in connection with acquisition of Land Title	$2,250	$—
Issuance of preferred stock to acquire Nations	—	17,516
Issuance of warrants for common stock to acquire Nations	—	213

Note 4 – Acquisition

In January 2003, the Company acquired Land Title of Nevada, Inc. (“Land Title”). Land Title provides title insurance and escrow services to residential and commercial customers in the real estate industry. The acquisition marks the Company’s entrance into the Las Vegas, Nevada market adding five branch offices and 94 employees. The transaction, which was accounted for using guidance set forth in FASB Statement 141, Business Combinations, included payment of $1.25 million in cash and issuance of a $2.25 million, five-year note to the seller for a total purchase price of approximately $3.5 million. The note provides for monthly installments and accrues interest at prime, with a floor of 4.75% and a ceiling of 6.75%. The operations of Land Title have been included in the condensed consolidated financial statements of the Company since January 1, 2003, which was the effective date of the transaction.

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

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

September 30, 2003 and 2002 (Unaudited)

Selected unaudited pro forma combined results of operations for the nine-month periods ended September 30, 2003 and 2002, assuming the acquisition of Land Title occurred on January 1, 2002 are presented in the table below. Also included in the presentation of unaudited proforma combined results of operations are the effects of an asset purchase of a five branch title and escrow operation in northern California in April 2002 and the acquisition of Nations Holding Group in September 2002 as if these acquisitions were effective January 1, 2002, both of which are further discussed in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2002.

	Nine months ended September 30,
	2003	2002
	($ in thousands, except per share data)
Total revenue	$198,323	$130,038
Earnings attributable to common shares	14,026	3,092
Net income per common share:
Basic	$0.78	$0.18
Diluted	0.71	0.17
Weighted average shares outstanding:
Basic	18,087,195	17,352,065
Diluted	19,618,885	18,104,496

During the quarter ended September 30, 2003, the Company completed its final accounting related to the Nations’ acquisition, which included an adjustment of $0.3 million to Goodwill and other intangibles resulting from the settlement of a gain contingency.

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

The Company reported net income of $5.8 million for the three months ended September 30, 2003 compared to $1.4 million the same period ended September 30, 2002. Net income for the nine months ended September 30, 2003 was $15.0 compared to $3.2 million the same period ended September 30, 2002. The increase was primarily a result of the inclusion of Nations Holding Group’s (“Nations”) operations for the full periods presented in 2003 compared to 2002 results, which only included the Nations’ operations subsequent to the September 1, 2002 acquisition date. The strong housing market, coupled with a high level of mortgage refinance transactions resulting from low mortgage interest rates, were also contributing factors to the increase in net income in 2003.

While the Company had record open and closed orders for the three months ended September 30, 2003, open orders began declining in August and September signaling a potential decline in the refinance market. The Company’s core business strategy is focused on the residential re-sale market, however due to the decline in overall open orders the Company began to reduce costs and will continue to monitor its volume of transaction and adjust costs accordingly.

Transactions Affecting Comparability

In April 2002, the Company increased its presence in northern California with the acquisition of five branch offices that perform title and escrow services in the counties of Santa Clara, San Mateo and Sacramento. The acquisition also included ownership interest in joint title plants for certain of these counties and had a total purchase price of approximately $4.3 million. The acquisition was accounted for using guidance set forth in FASB Statement 141, Business Combinations, and the operations of these branch offices have been integrated into New Century Title Company, a wholly owned subsidiary of the Company.

In September 2002, the Company acquired Nations, including its wholly owned subsidiaries; United Title Company, First California Title Company and United Title Insurance Company, among other subsidiaries. The purchase price, including direct transaction costs, was approximately $37.2 million and was accounted for using guidance set forth in FASB Statement 141, Business Combinations.

In January 2003, the Company acquired Land Title of Nevada, Inc. (“Land Title”), which included five branch offices in the Las Vegas, Nevada metropolitan area and ownership interest in a joint title plant. The purchase price, including direct transaction costs was approximately $3.5 million and was accounted for using guidance set forth in FASB Statement 141, Business Combinations.

Included in the results of operations during the three months ended September 30, 2003 was revenue of approximately $38.6 million and pre-tax income of $4.9 million, and during the nine months ended September 30, 2003 was revenue of approximately $103.2 million and pre-tax income of $12.0 million related to the aforementioned acquisitions.

Results of Operations

The following table presents information regarding the Company’s operating revenue:

	Three months ended September 30,
	2003	% of total	2002	% of total
	($ in thousands, except revenue per order data)
Title service revenue, net	$47,073	64.1%	$19,900	63.3%
Escrow and related fees	25,425	34.6	10,681	34.0
Other income	953	1.3	861	2.7

Total revenue	$73,451	100.0%	$31,442	100.0%
Opened orders	129,738		65,326
Closed orders	80,037		34,616
Average revenue per closed order	$906		$883

	Nine months ended September 30,
	2003	% of total	2002	% of total
	($ in thousands, except revenue per order data)
Title service revenue, net	$128,066	64.6%	$44,760	62.6%
Escrow and related fees	66,773	33.7	24,559	34.3
Other income	3,436	1.7	2,196	3.1

Total revenue	$198,275	100.0%	$71,515	100.0%
Opened orders	319,723		121,316
Closed orders	197,178		76,033
Average revenue per closed order	$988		$912

Operating Revenue

Operating revenue increased by $42.0 million or 134% for the three months ended September 30, 2003 compared to the same period ended September 30, 2002. Operating revenue increased by $126.8 million or 177% for the nine months ended September 30, 2003 compared to the same period ended September 30, 2002. This increase is primarily attributable to the inclusion of operating results from the acquisitions in 2002 and 2003, as previously discussed, as well as increased demand for the Company’s services fueled by a strong housing market and a high level of mortgage refinance transactions due to the low mortgage interest rate environment during 2003. The operations acquired in 2002 and 2003 as noted, provided revenue of $38.6 million and $103.2 million, respectively, for the three and nine months ended September 30, 2003. Additionally, as a result of the acquisition of Nations, the Company retained approximately 79.2% of the title remittance fees generated by its agency operations within its own title insurance underwriter, United Title Insurance Company, for the nine months ended September 30, 2003.

The Company experienced an increase in open orders, reflecting the acquisitions, as previously discussed, and also due to the favorable residential mortgage resale and refinance environment. As a result of the Nations acquisition, the Company now has the ability to underwrite its own title insurance policies, resulting in the Company retaining more of the fees it collects for transactions it closes. This factor, along with continued appreciation in housing prices, contributed to an increase in average revenue per closed order during the three and nine month periods ended September 30, 2003 compared to the same periods in the prior year.

Other income decreased as a percentage of revenue for the three months ended September 30, 2003 to 1.3% from 2.7% for the same period in the prior year. Other income decreased as a percentage of revenue for the nine months ended September 30, 2003 to 1.7% from 3.1% compared to the same period in the prior year. These decreases were the result of the larger increase in revenue resulting from title service revenue and escrow and related fees. The overall increases in other income were primarily due to the additional operations resulting from the acquisition of Nations.

Operating Expenses

The following table presents the components of the Company’s expenses and the percentage they bear to the total revenue for the respective periods:

	Three months ended September 30,
	2003	% of revenue	2002	% of revenue
	($ in thousands)
Personnel costs	$43,809	59.6%	$19,633	62.4%
Rent	3,635	5.0	2,104	6.7
Provision for title insurance and escrow losses	3,071	4.2	879	2.8
Interest expense	228	0.3	88	0.3
Other operating expenses	13,133	17.9	6,352	20.2

	$63,876	87.0%	$29,056	92.4%

	Nine months ended September 30,
	2003	% of revenue	2002	% of revenue
	($ in thousands)
Personnel costs	$121,240	61.1%	$45,119	63.1%
Rent	10,555	5.3	5,019	7.0
Provision for title insurance and escrow losses	7,547	3.8	1,250	1.8
Interest expense	671	0.3	218	0.3
Other operating expenses	33,439	16.9	14,458	20.2

	$173,452	87.4%	$66,064	92.4%

Overall operating expenses have increased $34.8 million or 120% and $107.4 million or 163% for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002, primarily resulting from expansion of the Company’s operations via acquisitions, as previously discussed. Operating expenses as a percentage of total revenue decreased to 87.0% and 87.4% for the three and nine month periods ended September 30, 2003, respectively, compared to 92.4% for the three and nine month periods in 2002, respectively. These decreases were the result of higher revenue in relation to the fixed costs component of the Company’s operating expenses.

Personnel costs, including commissions and incentives, are the most significant component of the Company’s operating expenses. Through acquisitions and the Company’s expansion, the number of employees has increased to 1,883 as of September 30, 2003 compared to 1,542 as of September 30, 2002. This increase in personnel contributed to the increase of $24.2 million and $76.1 million in personnel costs for the three and nine month periods ended September 30, 2003, respectively, compared to the same periods in 2002. Personnel costs including commissions and incentives decreased as a percentage of revenue to 59.6% and 61.1% for the three and nine month periods ended September 30, 2003, respectively, from 62.4% and 63.1% for the same periods ended in 2002, respectively, resulting from the fixed salaries and other costs associated with personnel in relation to higher revenue.

Rent expense decreased as a percentage of revenue for the three months ended September 30, 2003 to 5.0% from 6.7% for the comparable period in 2002. Rent expense also decreased as a percentage of revenue for the nine months ended September 30, 2003 to 5.3% from 7.0% for the comparable period in 2002. The decrease was the result of the fixed nature of these costs in relation to the increase in revenue. Rent expense overall is higher in 2003 compared to 2002, resulting from additional office locations which were acquired during 2002 and early

2003, as previously discussed. At September 30, 2003, the Company operated 123 offices, compared to 115 at September 30, 2002.

Provision for title insurance and escrow losses increased as a percentage of revenue for the three months ended September 30, 2003 to 4.2% from 2.8% for the comparable period in 2002. Provision for title insurance and escrow losses increased as a percentage of revenue for the nine months ended September 30, 2003 to 3.8% from 1.8% for the comparable period in 2002. The increase was primarily due to the inclusion of United Title Insurance Company, a title insurance underwriter, in 2003 operating results as a result of the Nations acquisition.

Interest expense increased to $0.2 million and $0.7 million for the three and nine months ended September 30, 2003, respectively, primarily resulting from a $14.0 million term loan used to partially fund the acquisition of Nations and a $2.25 million note used to partially fund the acquisition of Land Title.

The significant components of other operating expenses include supplies, utilities, insurance, depreciation, title plant access, postage and professional fees. Other operating expenses decreased as a percentage of total revenue to 17.9% for the three months ended September 30, 2003 from 20.2% for the comparable period in 2002. Other operating expenses decreased as a percentage of total revenue to 16.9% for the nine months ended September 30, 2003 from 20.2% for the comparable period in 2002. The decreases are the result of the relatively fixed nature of several of these expenses in relation to the overall growth in revenue.

An income tax provision of $3.8 million and $9.8 million for the three and nine months ended September 30, 2003, respectively, provides an effective tax rate of 39.8% and 39.5% for the three and nine months ended September 30, 2003, respectively. This compares to effective tax rates of 40.9% and 41.8% for the three and nine months ended September 30, 2002, respectively. These tax rates approximate the statutory rates the Company was subject to during the respective periods.

Liquidity and Capital Resources

The Company requires capital to expand its geographical base, further implement its market penetration program, recruit and train new personnel and purchase additional property and equipment to implement its expansion program. During the nine months ended September 30, 2003, the Company financed its operating and business development activities through operating cash flows and through the use of cash on hand.

The Company has two $3.0 million revolving lines of credit, which bear interest on any outstanding balance at the prime rate (4.0% at September 30, 2003). At September 30, 2003, there were no cash draws against these credit facilities. There is $75,000 committed against one of the credit facilities for a standby letter of credit pursuant to an office lease.

The Company’s title insurance underwriter, United Title Insurance Company (“United Title Insurance”), is subject to regulations that limit its ability to pay dividends or make loans as advances to its parent, principally for the protections of policy holders. Generally, the total amount of dividends and distributions is limited to the greater of 10% of United Title Insurance’s surplus or net income for the year period ended December 31, 2002, provided that the amount does not exceed United Title Insurance’s earned surplus. Under these restrictions, United Title Insurance could pay to its parent dividends of $1.7 million during 2003 without prior regulatory approval. Of the Company’s $28.9 million in cash and cash equivalents at September 30, 2003, $5.5 million relates to United Title Insurance and would be subject to the aforementioned restrictions. The Company’s $18.6 million investment portfolio, consisting of short term investments, fixed maturity bonds and equity securities, also relates to United Title Insurance and would be subject to the aforementioned restrictions.

Cash flows provided by operating activities were $26.6 million for the nine months ended September 30, 2003 compared to $5.8 million during the same period in 2002. The increase in cash provided is the result of an improvement in earnings in 2003 compared to 2002. The significant non-operating uses of cash for the nine months ended September 30, 2003 compared to the same period in 2002 included the purchase of $6.9 million of securities for the investment portfolio of United Title Insurance, the Company’s title insurance underwriter. Additionally, the Company repaid $4.5 million of debt during the nine months ended September 30, 2003, $2.5 million of which was paid in advance of the required repayment schedule.

The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from active escrow, trust and account servicing files. The balances in these accounts have not been included in these condensed consolidated financial statements. As of September 30, 2003, the accounts contain balances of approximately $651 million. In the case of a loss in escrow accounts, the Company has financial exposure for these balances.

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

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various other claims and lawsuits in the ordinary course of its business, none of which are currently considered material to the Company’s financial condition and results of operations. There have been no material developments in any legal actions reported in the Company’s 2002 Form 10-K.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports

During the three month period ended September 30, 2003, the Company filed the following Report on Form 8-K:

Current Report of Form 8-K dated July 29, 2003 – Pursuant to Item 12, the Company reported that it had issued a news release announcing the Company’s results of operations for the three month period ended June 30, 2003. A copy of the news release was furnished as an Exhibit to that Current Report on Form 8-K and was incorporated therein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TITLE GROUP, INC.

By:	/s/ DONALD R. HEAD	Date: November 6, 2003

Donald R. Head Chairman of the Board, President and Chief Executive Officer

By:	/s/ MARK C. WALKER	Date: November 6, 2003

Mark C. Walker Vice President, Chief Financial Officer, Secretary and Treasurer