Form 10-K
period 2003-12-31
CAPITAL TITLE GROUP INC
filed 2004-03-05
CIK 1017158

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-21417

CAPITAL TITLE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0399785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14648 N. Scottsdale Rd., Ste 125, Scottsdale, AZ	85254
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (480) 624-4200

Securities registered under Section 12(b) of the Act:

NONE

Securities registered under Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $59.1 million. This figure was estimated based on the last business day of the registrant’s most recently completed second fiscal quarter which was June 30, 2003. The number of shares of Common Stock outstanding on June 30, 2003 was 18,164,593.

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on May 21, 2004 are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

We have made some statements in this report on Form 10-K, including those in Item 1 and Item 7. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. These factors include, among other things, changes in national and regional housing demand and values, the levels of interest and inflation rates, the availability and cost of mortgage loans, employment trends, default rates on mortgage loans, this factors listed under “Risk Factors” and other factors set forth elsewhere in this report on Form 10K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Particular factors in the title insurance industry that may cause actual results to differ materially from those contemplated by forward-looking statements include the following:

•	The costs of producing title evidence are relatively high, while premiums are subject to regulatory and competitive restraints.

•	Real estate activity levels have historically been cyclical and are influenced by the overall economy, particularly interest rates.

•	The title insurance industry may be exposed to substantial claims by large classes of claimants.

•	The industry is regulated by state laws that require the maintenance of minimum levels of capital and surplus and that restrict the amount of dividends that maybe paid by our insurance subsidiary.

We caution you that the foregoing list of important factors is not exclusive. We do not undertake to update any forward-looking statements that maybe made from time to time by us or on our behalf.

Part I

Item 1. Business

Overview

Capital Title is a regional title agency, title insurance underwriter and provider of related services to facilitate the purchase, sale and financing of real estate. We issue title insurance policies underwritten by our United Title Insurance Company subsidiary and other third party title insurance underwriters, and perform other title-related services, such as escrow activities, in connection with real estate transactions. We currently operate through over 120 offices located in Arizona, California and Nevada and employ approximately 1,800 individuals. Through acquisitions and the expansion of existing operations, we have achieved substantial growth during the last several years. Our revenues increased from $64.4 million in 2001 to $250.2 million in 2003. We believe that our regional operations provide us with an opportunity for national growth and to become a national title insurance company with the capacity to act as a “one-stop” shop for our customers by providing a “bundle” of real estate settlement services.

Operating Strategy

We attribute our success to an operating strategy which emphasizes the following factors:

Commitment to Service.

•    We believe that title insurance policies and escrow functions are generally standardized, and that the level of service provided is therefore the key differentiating factor among title industry competitors. We are committed to providing an unparalleled quality of service to our customers, and we impress the importance of that culture of service on all of our employees. Our advanced technology platform facilitates our prompt and efficient delivery of title and escrow services. Through our commitment to service, we build lasting and personal relationships with our real estate industry clients.

•    We believe that the quality of our service is best reflected by our ability to increase market share in each of our geographic markets. Because the title insurance industry and the markets in which we operate are dominated by the top five title insurers, our market share increases have come primarily at the expense of those companies, which have far greater financial and other resources than we do. We believe that our focus on providing high levels of personal service to real estate agents and community banks is the principal differentiating factor, which has enabled us to compete effectively with the major title insurers.

Customer and Market Focus.

•    Our services and marketing are directed primarily to real estate agents and lenders in the residential resale and refinance sector of the market, which we believe is less prone to the cyclical industry downturns associated with changing interest rates than the commercial real estate and new home sectors.

•    In the residential resale market, we focus on establishing relationships with real estate agents who typically direct the selection of escrow and title insurance services by their clients. Although title insurance premiums are typically paid by the buyer or seller of residential property, depending on local custom, the real estate agent responsible for the closing generally selects the title agent because of his or her greater familiarity with service levels. All parties to the home closing are concerned with personal time schedules and the costs associated with settlement delays. We provide title search and escrow services in connection with the resale transaction, and we arrange for the issuance of owner and lender title insurance policies at closing either directly through our United Title Insurance Company subsidiary or as agent for other title insurers.

•    In the residential refinance market, we actively promote relationships with community banks and other lenders who refinance existing mortgage loans. Although the borrower pays our fees, we view these lenders as our customers because they typically direct the selection of escrow and title insurance by their borrowers. Our services in a refinance transaction also include title search and escrow services in connection with the refinancing of the existing mortgage loan, and the issuance of a lender title insurance policy in favor of the new lender.

Experienced Management Team.

•    We focus on attracting and retaining the highest quality management and operational personnel available. Our executives and other key managers have an average of over 20 years experience in the title insurance industry, and directly participated in the successful development and operation of several large regional title agency networks, major title insurance underwriters and providers of bundled real estate settlement services. In addition, our entrepreneurial culture, growth record, incentive compensation structure and dedication to customer service helps us to continually attract top producers with established client relationships.

•    Our operational management is decentralized, with our key regional managers maintaining primary control over operations in their respective areas of geographic responsibility. Title insurance operations vary significantly from state to state, and even from county to county, based on local regulation, industry custom and personal relationships with key persons in local real estate and financing markets. The extensive experience of our key managers in their respective regions enables them to understand and respond effectively to local industry conditions.

Operating Flexibility.

•    The cyclical nature of the title industry requires us to consistently manage operating expense levels in response to market fluctuations. Our executives and key managers have extensive experience in controlling expenses to reflect cyclical industry movements. We control our most significant cost item, personnel expenses, through use of temporary personnel and overtime personnel as needed, reduction in staffing levels when appropriate, and the commission and incentive elements of our compensation structure which vary significantly with changes in our revenue levels. In addition, new orders typically close in 30 to 60 days after being opened, thereby providing us a period of time to assess expected revenues and make appropriate changes to our staffing and cost structure.

•    We also seek to maintain financial and other operating flexibility by controlling other significant expense items, including contracts for data services for title and property information, which are structured based on usage; supply costs, which are variable based on business volume; and provisions for title and escrow losses, which for the most part have a direct correlation to revenue levels. We also manage our fixed costs such as rent by entering into relatively short term leases, typically three to five years.

Strong Geographic Markets.

•    We currently conduct operations in Arizona, California and Nevada. Arizona, California and Nevada rank high in relation to other states in the rate of new job creation and population growth. We operate in some of the largest and most active real estate markets in the nation, including the greater Los Angeles, San Diego, San Francisco, Oakland, San Jose, Las Vegas and Phoenix metropolitan areas. According to statistics compiled by the American Land Title Association, Arizona, California and Nevada account for approximately 28% of all title insurance premiums written in the United States. We believe that our success in these diverse and fast growing geographic areas positions us to expand in other strong real estate markets throughout the United States.

•    We currently have 57 offices in southern California, which accounts for approximately 57% of California’s population. In 2003, the total value of property insured in these counties exceeded a half trillion dollars of which we have a 5.3% market share.

Growth Strategies

Our primary long-term objectives are to become a national provider of title insurance and integrated real estate services and to maximize our profits throughout different real estate cycles. To accomplish these objectives, we are pursuing various growth strategies that include both acquisitions and organic growth, all of which are designed to broaden our market position and maximize profitability. Specifically, these strategies include:

Increasing Share of Existing Markets.

•    We intend to expand operations in our existing markets by continually attracting top producers and establishing additional branch offices in those markets. We believe that this method of adding revenue without corresponding increases in fixed costs should significantly improve our operating margins in those markets. For example, we successfully pursued this element of our growth strategy in the Phoenix marketplace, moving from twenty-seventh to third in market share in our first three years of operations in that market based upon a third party provider of market share data. Further, in the southern California market, we increased our overall market share from 0.7% to 5.3% in the past three years through acquisitions and organic growth. According to statistics derived from data compiled by DataQuick, the size of southern California title insurance market, for both residential and commercial real estate, will exceed half a trillion dollars in insured value in 2003. The value of the real estate for which we have issued title insurance policies has increased by $27 billion dollars over the past three years due in part to our increased market share in southern California. Even though we have been successful in growing our market share in each of our geographic markets, we believe the growth potential in each market remains high.

Pending Acquisition of Nationwide Appraisal Services Corporation.

•    As part of our strategy of becoming a national title insurance company, we entered into a definitive merger agreement on January 26, 2004 to acquire Nationwide Appraisal Services Corporation, which we refer in this report on Form 10-K as “Nationwide.” The terms of the Nationwide acquisition call for payment of $25.0 million in cash at the closing, with deferred payments of up to $3.0 million dependent upon specified conditions. We intend to finance the Nationwide acquisition through cash on hand as well as obtaining debt or equity financing.

•    Nationwide is a Canonsburg, Pennsylvania-based private company that provides appraisal and title services to its customers in the mortgage and real estate industry through its central processing center. Nationwide provides appraisal services in all 50 states and is licensed to conduct title and escrow services in 35 states, primarily in the Eastern part of the United States. We believe the acquisition of Nationwide will represent an important step in achieving our goal of becoming a national title insurance company that can offer its clients a bundle of title and related settlement services as more fully described below.

•    We expect to complete the acquisition of Nationwide by April 30, 2004. The Nationwide acquisition is subject to obtaining all necessary regulatory approvals, obtaining the approval of our board of directors and satisfying other conditions set forth in the merger agreement.

Geographic Expansion.

•    Our traditional expansion strategy has been to open new offices and to acquire established businesses with branch operations and strong management teams in place in specific geographic markets. We intend to continue to follow this strategy by acquiring title companies in markets we do not currently serve to build a national presence in substantially all states in which major population centers exist. We believe that our recent acquisitions in California and Nevada demonstrate both the opportunities that are available to us in pursuing this growth strategy and our ability to manage this growth strategy. At the same time, we also intend to pursue a complementary growth strategy of establishing or buying companies such as Nationwide that have the ability to conduct business primarily through a centralized processing center that can issue title insurance policies and provide related services to customers in multiple states. Acquiring Nationwide provides the potential to expand our geographic presence throughout the United States by providing us with an opportunity to issue title insurance policies as an agent and provide escrow services in 35 additional states and to provide appraisal services in all 50 states. We believe that this evolving growth strategy better positions us to serve national and larger regional lenders.

Bundling of Settlement Services and Vertical Integration.

•    We plan to offer a full “bundle” of real estate settlement services, so that we can serve as a “one-stop shop” for real estate lenders and mortgage brokers. We envision this bundle of settlement services to include, underwriting and issuing title insurance policies, as well as providing appraisal, credit evaluation, flood zone determination, document preparation, tax and other related settlement services to our customers. Completing the Nationwide acquisition will represent another significant step toward achieving our goal of becoming a national provider of bundled settlement services because it will enable us to provide a wide array of appraisal services to our customers and provide us with additional opportunities to serve as the underwriter for many of the title policies issued by Nationwide. Primarily through further acquisitions, we plan to add credit evaluation, flood zone determination, document preparation, tax and other settlement services required to originate and close real estate transactions. We believe there will be increasing demand for this type of package of services from lenders responding to consumer and regulatory pressure to offer settlement services to borrowers at a guaranteed fixed cost. We believe becoming a provider of bundled settlement services will enable us to enter a real estate sale or finance transaction at an earlier point in the process, serve as the exclusive information service provider in closing the transaction and generate increased revenue opportunities for each transaction without significant corresponding increases in fixed cost, thereby improving our margins.

•    Our September 2002 acquisition of Nations Holding Group and its United Title Insurance Company subsidiary, provided us at the time with the newfound capability of underwriting many of the title insurance policies that we issued. By underwriting many of the title insurance policies that we issue, we have been able to retain 82% of the title remittance fees generated by our agency operations. United Title Insurance Company contributed $7.9 million in pre-tax earnings for the year ended December 31, 2003. The Nationwide acquisition will represent another significant step toward achieving our goal of becoming a national provider of bundled settlement services because it will enable us to provide a wide array of appraisal services to our customers and provide us with additional opportunities to serve as the underwriter for many of the title policies issued by Nationwide.

Description of Title Insurance Business

Overview. The title insurance process has become accepted as the most efficient means of determining ownership of, and the priority of interests in, real estate in nearly all markets of the United States. Virtually all lenders require their borrowers to obtain title insurance policies at the time mortgage loans are made on real property.

The major expense of a title company is the search and examination function in preparing preliminary title reports, commitments and title policies. Title companies have focused on advancing technology in order to reduce costs, improve accuracy and respond to the continuing pressures within the real estate industry for faster and more cost effective processing of transactions.

Title Policies. Title insurance policies state the terms and conditions upon which a title underwriter will insure title to real property. The beneficiaries of title insurance policies are generally buyers of real property or secured lenders.

A title insurance policy indemnifies the named insured and certain successors in interest against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property, but in some cases might insure for a greater amount where the buyer anticipates constructing improvements on the property. Coverage under a title insurance policy issued to a real property mortgage lender generally terminates upon the refinance or sale of the insured property unless the owner carries back a mortgage or makes certain warranties as to the title.

Title insurance is different from other types of insurance because it relates to past events that affect title to property at the time of closing rather than future events. Prior to issuing policies, underwriters can significantly reduce or eliminate future losses by accurately performing searches and examinations. The premium for title insurance is due in full on the closing date of the real estate transaction and is based upon the purchase price of the property insured or the amount of the secured loan. Title insurance policies are issued on the basis of a preliminary report or commitment. These reports are prepared after a search of public records, maps and other relevant documents to ascertain title ownership and the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. A visual inspection of the property may also be made prior to the issuance of certain title insurance policies.

To facilitate the preparation of preliminary reports without the necessity of manually searching public records, copies of public records, maps and other relevant historical documents are compiled and indexed in a title plant. Each title plant relates to a particular county and is kept current on a daily or other frequent basis by the addition of copies of recorded documents that affect rights in real property in the particular county. We primarily subscribe for title information services provided by title plants owned and operated by independent entities to assist us in the preparation of preliminary title reports. To a lesser extent, we, like many other title companies, own, lease or participate with other title insurance companies or agents in the cooperative operation of such plants.

The Title Policy Process. A brief description of the process of issuing a title insurance policy is as follows:

•	First, a real estate salesperson or broker, escrow agent or lender places an order for a title policy.

•	Second, after the relevant historical data on the property is compiled, a preliminary report is prepared. The preliminary report sets forth the current status of title to the property; any exemptions, exceptions and/or limitations that might be attached to the policy; and specific issues that need to be addressed and resolved by the parties to the transaction before the title policy will be issued (such as removal of prior tax liens and payment of prior loans on the property). The preliminary report is circulated to all parties of the transaction for satisfaction of any specific issues.

•	Third, after all specific issues identified in the preliminary report are satisfied, the escrow agent closes the transaction in accordance with the instructions of the parties and the policy conditions. Local customs generally dictate which party in a transaction pays the title insurance premium.

•	Fourth, after the transaction has closed and all monies have been released, a final policy is issued to the owner and the lender in a sale transaction, and to the lender only in a refinancing transaction.

Direct vs. Agency Sales. Preliminary reports and commitments to issue policies are prepared by title underwriters (direct sales) or by independent agents on behalf of the underwriters (agency sales). The terms and conditions upon which the real property will be insured are determined in accordance with the standard policies and procedures of the title underwriter. In direct sales, the title underwriter issues the preliminary report and commitment and retains the entire title premium paid in connection with the transaction. In agency sales, the search and examination function is performed by the independent agent and the vast majority of the premium collected is retained by the agent, with the balance remitted to the title underwriter. Independent agents may select among several title underwriters based upon the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region. We compete against both title underwriters and independent title agencies.

Losses and Reserves. While most other forms of insurance provide for the assumption of risk of loss arising out of unforeseen events, title insurance serves to protect the policyholder from risk of loss from events that predate the issuance of the policy. As a result, claim losses associated with issuing title policies are typically lower when compared to other types of insurance underwriters. According to Corporate Development Services, Inc., which reports on the finances of title insurers, the title insurance industry paid out claims in an amount equal to only 4.9% of total insurance premiums earned by title insurance companies in 2002. The maximum amount of liability under a title insurance policy is usually the face amount of the policy plus the cost of defending the insured’s title against an adverse claim.

Reserves for claim losses are based upon known claims, as well as unknown losses we expect to incur based upon historical experience and other factors, including industry averages, claim loss history, legal environment, geographic considerations, expected recoupments and the types of policies written. We also accrue reserves for unknown losses arising from escrow, closing and disbursement functions due to fraud or operational error.

A title insurance company can minimize its losses by having strict quality control systems and underwriting standards in place. These controls increase the likelihood that the appropriate level of diligence is conducted in completing a title search so that the possibility of potential claims is significantly reduced. In the case of independent agents, who conduct their own title searches, the agency agreement between the agent and the title insurance underwriter gives the underwriter the ability to proceed against the agent when a loss arises from a flawed title search.

U.S. Title Insurance Market

The market for title insurance in the United States is large and growing. Growth in the industry is tied closely to various overall economic factors, including, but not limited to, interest rates, sales of new and existing homes, the refinancing of previously issued mortgages, as well as growth in the gross national product and inflation. According to Corporate Development Services, Inc., a Maryland-based independent title insurance consulting firm, total statutory revenue for the title insurance industry reached $12.7 billion in 2002, up from $4.8 billion in 1995, representing a compound annual growth rate of 14.9%.

We estimate real estate services such as credit evaluation, appraisal, flood zone determination, document preparation and tax services in the United States also is large and growing.

Home sales, which are the primary driver of demand for title insurance and related real estate services, have recently experienced all-time highs, fueled by historically low interest rates. According to Fannie Mae, residential mortgage originations for one-to-four family homes totaled $3.7 trillion in 2003, up from $2.6 trillion in 2002, an increase of 42.3%. Refinancings, which accounted for over 70% of residential mortgage originations for the first nine months of 2003, fell to about 53% of originations for the last three months of 2003. Fannie Mae forecasts originations to return to historical levels, decreasing to $1.8 trillion and $1.5 trillion in 2004 and 2005, respectively, with refinancings comprising 34% and 18% of originations in each of the respective years.

The U.S. title insurance industry is concentrated among a handful of industry participants. According to Corporate Development Services, Inc., the top five title insurance companies accounted for 88% of statutory net premiums written in 2002. Independent title insurance companies accounted for the remaining 12% of statutory net premiums written in 2002.

Company Operations

We conduct our business through several operating subsidiaries. We provide title insurance and related services to our customers through Capital Title Agency, Inc. in Arizona, Nations Holding Group, New Century Title Company, United Title Company and First California Title Company, Inc. in California, and Land Title of Nevada in Nevada. Entrepreneurship and close customer relationships are an integral part of our company culture and emphasized at each title agency subsidiary. We believe that this culture of independence and decentralized management also aids in employee recruitment and retention, which is critical to the operating success of each title agency subsidiary. Our United Title Insurance Company subsidiary underwrites approximately 82% of the title insurance polices that are issued by our agency subsidiaries.

Title Insurance. The customers of title insurance companies typically buy title insurance for the accuracy and reliability of the title report as well as the indemnity component of the policy. The beneficiaries of title insurance policies are generally owners or buyers of real property or parties who make loans using real property as security. An owner’s policy protects the named insured against title defects, liens and encumbrances existing as of the date of the policy and not specifically excluded or excepted from its provisions, while a lender’s policy, in addition to the foregoing, insures the validity of the lien of the insured mortgage and insures the priority of the lien as stated in the title policy.

When real property is conveyed from one party to another, occasionally there is a hidden defect in the title or mistake in a prior deed, will or mortgage that may give a third party a legal claim against such property. If a claim is made against real property, title insurance provides a corporate guarantee against insured defects, pays all legal expenses to eliminate any title defects, pays any claims arising from errors in title examination and recording, and pays any losses arising from hidden defects in title and defects that are not of record. Title insurance provides an assurance that the insurance holder’s ownership and use of such property will be defended promptly against claims, at no cost, whether or not the claim is valid.

A title defect is one of any number of things that could jeopardize the property owner’s interest. It could be an unsatisfied mortgage, lien, judgment or other unrecorded claim against the property. It could arise through easements, use restrictions or other existing covenants, or it could be a hidden risk. Title insurance generally protects against four kinds of hidden risks: errors in the public records such as incorrect information in deeds and mortgages regarding names, signatures and legal descriptions; judgments, liens and mortgages or any other claims against the property or the seller which become the new owner’s responsibility after closing, such as unpaid taxes, assessments and other debts to creditors; claims to ownership by the spouse of a former owner or by the “missing heir” of a deceased owner who did not receive his share of the estate; and invalid deeds or other transfers by sellers who did not actually own the property or by previous owners who were minors or not mentally competent.

Our subsidiary, United Title Insurance Company, underwrote approximately 82% of the title insurance policies that we issued in 2003. The remaining 18% of the title insurance policies issued by us in 2003 were underwritten by five other title insurance companies. With respect to title insurance policies underwritten by these other title insurance companies, we act as an independent agent for the title insurance underwriter. We have entered into underwriting agreements with these underwriters. The underwriting agreements state the conditions under which we may issue a title insurance policy on behalf of the underwriter, and prescribe the circumstances under which we may be liable if a loss or claim is attributable to our acts, errors or omissions.

Escrow and Closing Services. In addition to issuing title insurance policies, we provide escrow and closing services to a broad-based group that includes lenders, home buyers and sellers, developers, real estate agents and lenders. Our role is generally that of an intermediary completing all of the necessary documentation and services required to complete a real estate transaction.

In a typical residential transaction, a title insurance order is received from a realtor, mortgage lender, developer or buyer. When we receive the order, the title search begins and the title order is now “open.” Once documentation has been prepared and signed, mortgage lender payoff demands are in hand and documents have been ordered, the title order is considered “closed.”

A lawyer, an escrow company or a title insurance company or agent typically performs the closing function, commonly referred to as an “escrow” in the western United States. The entity providing the closing function, or “closer,” holds the seller’s deed of trust and buyer’s mortgage until all issues related to the transaction have been settled. The closer then delivers the transaction documents, records the appropriate title documents in the county recorder’s office and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued.

Fees for escrow and closing services are generally separate and distinct from premiums paid for title insurance premiums and other real-estate services. However, because escrow and closing services are integral to the title insurance business, they are a key component of our business operations, a significant source of revenue and the cornerstone of our bundled settlement service growth strategy.

Our escrow officers and assistants typically prepare escrow documents pursuant to real estate contracts. The escrow instructions provide guidance to all concerned parties as to the conditions required for the real estate transaction. Our escrow officers then receive funds and disburse them according to the escrow instructions. Escrow officers are held accountable by state governmental agencies for strict compliance with their fiduciary duties outlined by the escrow instructions. Our escrow officers must possess a high degree of skill, professionalism and confidentiality in the handling, preparation, collecting and recordation of all escrow matters among buyers, sellers, real estate brokers and their agents, developers and lenders.

Title Insurance Revenues. The table below sets forth, for the periods indicated, the approximate dollars and percentage of our total net title service revenues derived from our operations for each state in which we conduct business:

	Year Ended December 31,
	2003		2002		2001
	$	%	$	%	$	%
	($ in thousands)
Arizona	$32,805	20%	$28,178	35%	$22,877	56%
California	120,585	75%	53,061	65%	18,284	44%
Nevada	7,355	5%	—	—	—	—

	$160,745	100%	$81,239	100%	$41,161	100%

Administration of Claims. Claims against title insurance policies, though infrequent, typically arise out of human error. During the process of accumulation and analysis of the public record, certain inaccuracies and inconsistencies are encountered that sometimes result in a situation in which interpretation of these documents could lead to a claim. The exposure for our title agencies is typically limited to a $5,000 deductible for any loss resulting from a title insurance claim. Our title agencies assume the entire risk of losses incurred in errors made during the escrow process; however, we have secured insurance coverage up to $5.0 million, subject to a $250,000 deductible, to limit any significant losses.

Claims against our wholly owned title insurance underwriter, United Title Insurance Company, are typically limited to $500,000 for any loss resulting from a title insurance claim. Losses are limited as a result of a reinsurance arrangement United Title Insurance Company has with a third party underwriter. This reinsurance arrangement allows it to transfer a portion of the risk to the reinsurer in consideration for a portion of the title insurance premium. United Title Insurance Company, however, remains liable to the insured party for the total risk, regardless of whether the reinsurer satisfies its obligation. United Title Insurance Company’s exposure under this arrangement generally ceases upon a change in ownership and, with respect to insured loans, is decreased by reductions in mortgage loan balances. United Title Insurance Company’s actual exposure thus is much less than the total policy amounts it has insured.

Some claimants seek damages in excess of policy limits. Those claims are based on various legal theories usually alleging misrepresentation by an issuing office. Although we vigorously defend against spurious claims, we have from time to time incurred a loss in excess of policy limits.

Experience shows that most claims against policies and claim payments are made in the first six years after the policy has been issued, although claims may be made many years later. By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time of settlement of the claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors.

The total reserve for all reported and unreported losses incurred is represented by the reserve for title insurance and escrow losses. The reserve is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Provisions for the reserve are charged to income and are based upon our estimates after analyzing reported claims, historical loss experience, title industry averages, current and projected legal environment and types of policies written. Despite the variability of such estimates, we believe that the reserves are adequate to cover claim losses which might result from pending and future claims.

Although we believe that our reserves for claims are reasonable, it is possible that our actual incurred claims will not conform to our assumptions underlying our reserves. The ultimate settlement of claims may vary significantly from the estimates included in our financial statements. We continually review our estimated liability for future loss payments for reasonableness and make appropriate adjustments as needed. An independent actuary also reviews the adequacy of the liability amounts on a quarterly basis. In accordance with industry practice, the amounts have not been discounted to their present values.

We place a high priority on maintaining effective quality assurance and claims administration programs. Our quality assurance efforts focus on quality control, claims prevention and product risk assessment. Our claims administration practices emphasize improving liability analysis, prompt, fair and effective handling of claims, early evaluation of settlement or litigation, and appropriate use of alternative dispute resolution in claims processing. We generally pay losses in cash, but have sometimes settled claims by purchasing the interest of the insured in the real property or the interest of the claimant adverse to the insured.

Marketing and Customers

We market and distribute our products and services primarily to customers in the residential real estate industry. We actively encourage our sales personnel to develop new business relationships with key referral sources in this market, such as real estate sales agents and brokers, financial institutions, local and regional home builders, real estate developers, mortgage brokers and attorneys.

While our focus on regional and local clients remains important, we recently have begun to target more of our marketing resources toward larger national clients. The buying criteria of national clients such as large residential lenders, real estate investment trusts and developers tend to emphasize the ability to provide multiple settlement services and consistent product delivery. This marketing strategy correlates with our pending acquisition of Nationwide and our overall growth strategy of becoming a national title insurance company with the ability to provide a bundle of related settlement services.

Our marketing activities are performed by our escrow officers as well as our marketing representatives, whose sole function is the solicitation of business from real estate agents, community banks, developers and owners. We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers, and we measure customer service in terms of quality, consistency and timeliness in the delivery of our services.

Because we have many, varied customers in both the residential and institutional lender market sectors, we are not dependent upon any single customer or single group of customers. The loss of any one of our customers would not have a material adverse effect on us.

Competition

The title insurance business is highly competitive. We believe that quality and timeliness of service are the key competitive factors in the industry because parties to a real estate transaction are usually concerned with time schedules and costs associated with delays in the closing of transactions. Other competitive factors include pricing and the financial strength of the title insurer.

Companies with significant market share nationally and in Arizona, California and Nevada include First American, Old Republic, Stewart Title, Fidelity National Title and LandAmerica. The number and size of competing companies varies in different geographic markets. In those markets where we operate and intend to operate, we will face competition from other independent agencies and major national insurance underwriters, many of which have financial and other resources significantly greater than ours. Despite the greater resources of our larger national competitors, we believe that we can effectively compete against these larger competitors in the markets that we serve. Over the last several years our market share increases have come primarily at the expense of these larger national competitors. We believe that our level of service is the principal differentiating factor which has enabled us to compete effectively with the major title insurers.

We also compete with other title agencies to attract talented sales agents. We believe that our incentive-based compensation system and entrepreneurial culture will assist us in retaining our key sales agents and effectively compete with other title insurance companies to attract additional key employees.

Regulation

Overview. Title insurance companies and title agencies generally are subject to extensive regulation under applicable state laws, including, in California, requirements to maintain minimum levels of net worth and working capital. These state laws also establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses, regulating trade practices, licensing agents, approving policy forms and approving rate schedules, among other things. Failure to comply with these regulations or an inability to secure or maintain any required licenses could materially adversely affect our business. We believe that we are in compliance with applicable laws and regulations and can maintain and obtain all licenses required for the conduct of our business.

Title insurance underwriters are also typically subject to a holding company act in their state of domicile that regulates, among other issues, payment of dividends and investment policies. As a condition to continue its authority to underwrite title insurance policies in the states in which United Title Insurance Company, our title insurance subsidiary, conducts its business, it is required to pay certain fees and file information regarding its officers, directors and financial results and condition. Further, pursuant to statutory regulations, United Title Insurance Company must defer a portion of its underwriting premiums as an unearned premium reserve as well as maintain qualified assets in an amount set by statutory requirements. The level of unearned premium reserve required is determined on a quarterly basis by statutory formula based on several factors including the number, age and dollar amount of policies written. California law also requires United Title Insurance Company to maintain assets of statutorily defined quality and amount. See – “Investments,” below.

United Title Insurance Company is regulated by the California Department of Insurance. Examinations by the California Department of Insurance typically occur at three-year intervals and an examination of United Title Insurance Company for the years ended December 31, 1999, 2000 and 2001, concluded in late 2002. The California Department of Insurance’s report of their examination and the findings in the report did not have a material impact on the statutory results of United Title Insurance Company at December 31, 2002.

Recent Developments. In July 2002, the Department of Housing and Urban Development (HUD) introduced proposed rules to simplify and improve the process of obtaining home mortgages and reduce settlement costs for consumers. Currently, the residential loan mortgage settlement process is governed by the Real Estate Settlement Procedures Act (RESPA). The proposed rules seek to better inform residential borrowers of the fees mortgage brokers and originators receive in the residential home loan process. To achieve this objective, the proposed rules would amend the format of the HUD-1 Settlement Statement, which, among other things, sets forth the total closing costs that a borrower will incur in obtaining a residential home loan as required by RESPA. The proposed rules also would amend the format of the Good Faith Estimate form, which HUD believes will allow prospective residential borrowers to more accurately predict and shop for the best loan among mortgage brokers and originators. Finally, the proposed rules, in an effort to reduce settlement costs for residential mortgages, would establish a safe harbor for lenders, mortgage brokers and settlement service providers with respect to liability under RESPA if they provide “Guaranteed Mortgage Package” transactions. In short, a “Guaranteed Mortgage Package”, is a guaranteed price for virtually all settlement and closing costs relating to a residential loan. As contemplated by the proposed rules, a mortgage lender or broker seeking the safe harbor would be required to provide a “Guaranteed Mortgage Package” to a prospective borrower after a prospective borrower submits a loan application but prior to the prospective borrower paying any fees.

If these proposed rules are implemented into law, we believe the demand for bundled settlement services from title insurance providers will increase substantially. We believe that our strategy of becoming a title company that can provide bundled settlement services on a national level will position us to take advantage of new business opportunities that could arise if the proposed rules are implemented into law.

Ratings

United Title Insurance Company is regularly reviewed and assigned ratings by independent rating agencies designed to indicate its financial condition and/or claims paying ability. Financial data and other similar information is supplied to the rating agencies, as requested, and analysis is performed by agencies to arrive at a particular rating. At December 31, 2003, United Title Insurance Company was rated “A Prime” by Demotech, Inc., the second highest rating that Demotech, Inc. gives to title insurance companies for their financial stability rating. Also at December 31, 2003, Lace Financial Corporation rated United Title Insurance Company “A+”, the highest financial rating that it gives for financial stability.

Investments

United Title Insurance Company derives a portion of its income from investments. Its investment portfolio consists of short-term investments, predominately certificates of deposit with maturities greater than 90 days, but less than one year, and investments in fixed maturity bonds and equity securities. The investment policy of United Title Insurance Company is to maintain a diversified investment portfolio and to purchase investment grade fixed maturity bonds and preferred and common stocks of large, seasoned and well-managed companies. The investment policy is designed to comply with California law, maximize investment income, maintain adequate cash flow and provide financial stability within a limited risk tolerance. The carrying amount of all investments, which approximates the fair value of the investments, was approximately $25.0 million at December 31, 2003. See Note 5 to our consolidated financial statements for information regarding major categories of investments, earnings by investment categories, scheduled maturities and amortized cost and market values of investment securities.

Employees

As of December 31, 2003, we had a total of 1,814 employees, of which 378 were located in Arizona, 1,334 in California and 102 in Nevada. We believe our relations with our employees are excellent.

Intellectual Property

We regard our products, services and technology as proprietary and attempt to protect them with copyrights, trademarks, service marks, trade secret laws, restrictions on disclosure and other methods. Despite our precautions, we may not be able to prevent misappropriation or infringement of our products, services and technology. However, while we maintain and operate under a variety of trademarks, trade names, service marks, our management believes such trademarks, trade names and service marks are not material to our business.

Our logo and some titles and logos of our services mentioned in this Form 10-K are either our trademarks, trade names or service marks or trademarks, trade names or service marks that have been licensed to us. Each trademark, trade name or service mark of any other company appearing in this Form 10-K belongs to its holder.

Risk Factors

The risk factors listed in this section and other factors noted herein or incorporated by reference could cause our actual results to differ materially from those contained in any forward-looking statements.

The demand for our title insurance and related services is highly dependent upon the volume of real estate transactions and other general economic conditions, and we expect that our 2004 revenues and profits will decline as interest rates stabilize or rise.

The demand for title insurance is dependent upon, among other things, the volume of commercial and residential real estate transactions. The volume of these transactions has historically been influenced by factors such as mortgage interest rates and the state of the overall economy. When mortgage interest rates are increasing or during an economic downturn or recession, real estate activity typically declines and the title insurance industry tends to experience lower revenues and profitability. For example, stable mortgage interest rates and strength in the real estate market, especially in California and throughout the West Coast, contributed to very positive conditions for the title insurance industry throughout 1997 and 1998. However, during the second half of 1999 and through 2000, steady interest rate increases resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. Beginning in 2002 and into 2003, the level of real estate activity increased, including refinancing transactions, new home sales and resales, due in significant part to substantial decreases in mortgage interest rates. We expect that the volume of refinance activity will decline in 2004 as a result of interest rates stabilizing or increasing from current levels, and the favorable industry conditions that existed in 2002 and 2003 may not occur again in the foreseeable future. We expect our revenues and net income from existing operations to decline in 2004 due to the anticipated decreases in refinancing activity. In addition, changes in interest rates may have an adverse impact on our return on invested cash, the market value of our investment portfolio and interest paid on our bank debt.

Our success depends on our ability to attract and retain key personnel.

Competition for personnel in our industry is intense. We may have difficulty hiring the necessary sales, marketing and management personnel to support our growth. The successful implementation of our business model and growth strategy depends on the continued contributions of our seasoned executives and key managers. The loss of any key employee, the failure of any key employee to perform in his or her current position, or the inability of our officers and key managers to expand, train and manage our employee base could prevent us from executing our growth strategy and have a material adverse effect on our business.

The title insurance industry experiences seasonal fluctuations.

Historically, residential real estate activity has been generally slower in the winter, when fewer families move, buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the year, subject to interest rate stability. Demand for our title insurance and related services generally tracks these seasonal demand patterns of the residential real estate market, although acquisitions of other title insurance companies and changes in interest rates may alter these traditional seasonal demand patterns. We typically report our lowest revenues and earnings in the first quarter, with revenues and earnings increasing into the second quarter and through the third quarter and declining again in the fourth quarter.

Our business is highly competitive and increased competition could reduce our revenues and profitability.

The title insurance industry is highly competitive, particularly with respect to price, service and expertise. Companies with significant market share both nationally and in Arizona, California and Nevada include First American, Old Republic, Stewart Title, Fidelity National Title and LandAmerica. According to Corporate Development Services, these five title insurance companies and their subsidiaries accounted for 88% of net premiums collected nationally in 2002. Over 40 independent title insurance companies accounted for the remaining 12% of the market. All of the top five title insurers have larger distribution networks, greater financial resources, more extensive computerized databases and longer standing relationships than us. The number and size of competing companies varies in the different geographic areas in which we conduct our business. Competition with the major title insurance companies, expansion by smaller regional companies and new entrants such as diversified financial service companies could adversely affect our business operations and financial condition.

Our pending acquisition of Nationwide is an important step of our overall growth strategy, and if we do not consummate the Nationwide acquisition, it could adversely affect our growth strategy.

We entered into a merger agreement for the acquisition of Nationwide on January 26, 2004, which is described in more detail under the “Nationwide Acquisition.” Acquiring Nationwide will enable us to provide appraisal services on a national basis to our customers and represents a significant step in achieving our goal of becoming a national title insurance company that can provide a full bundle of real estate and settlement services. The merger agreement is subject to many closing conditions, including, the approval of our board of directors and obtaining all necessary regulatory approvals. In addition, we and Nationwide both have the ability to terminate the merger agreement under limited circumstances. If we do not complete the Nationwide acquisition, the implementation of our growth strategy of becoming a national provider of bundled real estate settlement services could be delayed. This, in turn, could have a material adverse effect on the price of our common stock.

We may not be able to successfully implement our strategy of selectively acquiring other businesses in the title insurance industry and related industries.

As part of our overall growth strategy, we intend to selectively acquire businesses in our industry and related industries that will allow us to enter new markets, provide services that we currently do not offer or advance our existing technology. Our ability to implement our selective acquisition strategy will depend on our success in identifying and consummating acquisitions of businesses on favorable terms. Although we also are actively seeking other acquisition candidates besides Nationwide, we can give no assurance that we will be successful in these efforts. If we are unable to acquire appropriate businesses on favorable economic terms, or at all, or are unable to introduce new products and services successfully, our business could be materially adversely affected.

We may encounter difficulties managing and integrating our acquisitions, including the Nationwide acquisition.

Part of our continued growth strategy is to pursue additional opportunities to diversify and expand our operations by acquiring other companies. The success of each acquisition will depend upon our ability:

•	to integrate the acquired businesses’ operations, products and personnel to achieve synergies and economies of scale;

•	to retain key personnel of the acquired businesses; and

•	to expand our financial and management controls and reporting systems and procedures.

In addition, our growth strategy of providing bundled services subjects us to associated risks, including lack of experience in operating such businesses. Our inability to successfully integrate acquired businesses and manage our growth strategy could have a material adverse effect on our business.

We may not be able to keep pace with rapid technological changes in the title insurance industry.

The title insurance industry is subject to rapid technological change, new product and service introductions and evolving industry standards. We believe that our future success will depend on our ability to anticipate technological changes and to offer products and services that meet evolving standards on a timely and cost-effective basis. The development and implementation of new technologies to effectively compete will require us to expend significant capital and other resources. We may not successfully identify new product and service opportunities or develop and introduce new products and services in a timely and cost-effective manner. In addition, products and services that our competitors and other real estate industry participants develop or introduce may render our products and services obsolete or noncompetitive. Advances in technology could also reduce the useful lives of our information systems, preventing us from recovering fully our investment in particular technologies. Our failure to keep pace with technological change may have a material adverse effect on our business.

We may experience losses resulting from fraud, defalcation or misconduct.

Fraud, defalcation and misconduct by employees are risks inherent in our business. As of December 31, 2003, we were the custodian of approximately $486.7 million of cash deposited by customers with specific instructions as to its disbursement from escrow, trust and account servicing files. We carry insurance covering the loss or theft of funds of up to $10.0 million annually in the aggregate, subject to a deductible of $75,000 per occurrence. To the extent that any loss or theft of funds substantially exceeded our insurance coverage, our business could be materially adversely affected.

Insurance regulations limit the ability of our insurance subsidiary to pay dividends to us.

Our insurance subsidiary is subject to regulations that limit its ability to pay dividends or make loans or advances to us, principally to protect policy holders. Generally, these regulations limit the total amount of dividends and distributions to the greater of 10% of our insurance subsidiary’s surplus or 100% of net income for the previous calendar year, provided that the amount does not exceed its earned surplus, which was $13.4 million as of December 31, 2003. At December 31, 2003, $25.6 million of cash, short-term investments, fixed maturity bonds and equity securities were subject to this dividend restriction. These restrictions could limit our ability to pay dividends to our stockholders, repay our indebtedness, make acquisitions or otherwise grow our business. For further discussion of the regulation of dividend payments and other transactions between affiliates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We are subject to substantial government regulation which could have the effect of delaying or preventing a change of control of our insurance subsidiary or our Company.

Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company or an insurance holding company that is domiciled (or, in some cases, doing business) in that state. Any future transaction that would constitute a change of control of our insurance subsidiary or us may require regulatory approval by the state insurance agencies of Arizona, California and Nevada. In addition, any person or group that beneficially owns more than a particular threshold percentage of our issued and outstanding common stock, may be required to obtain approval from various state insurance departments. All states where we are currently subject to regulation have laws that impose filing requirements on persons who beneficially own 10% or more of our voting shares. Such regulatory requirements could have the effect of delaying or preventing transactions affecting the control of us or the ownership of our common stock, including transactions that could be advantageous to our common stockholders.

Our insurance subsidiary is subject to substantial government regulation.

State authorities regulate our insurance subsidiary in the states in which it does business. These regulations generally are intended for the protection of policyholders rather than stockholders. The nature and extent of these regulations vary from jurisdiction to jurisdiction, but typically involve:

•	approval of premium rates for insurance;

•	standards of solvency and minimum amounts of statutory capital surplus that must be maintained;

•	limitations on types and amounts of investments;

•	establishing reserves, including statutory premium reserves, for losses and loss adjustment expenses;

•	regulation of dividend payments and other transactions between affiliates;

•	prior approval of the acquisition and control of an insurance company or of any company controlling an insurance company;

•	licensing of insurers and agents;

•	regulation of reinsurance;

•	restrictions on the size of risks that may be insured by a single company;

•	regulation of underwriting and marketing practices;

•	deposits of securities for the benefit of policyholders;

•	approval of policy forms;

•	methods of accounting; and

•	filing of annual and other reports with respect to financial condition and other matters.

These regulations may impede or impose burdensome conditions on rate increases or other actions that we might want to take to implement our business strategy and enhance our operating results.

Our common stock is thinly traded and you may not be able to sell our stock when you want to do so.

Our common stock currently is quoted on the Nasdaq SmallCap Market and currently is thinly traded. Over the past three years, the weekly trading volume for our common stock was as low as 2,700 shares per week and as high as 1,363,000 shares per week. Because of the limited public market for our common stock, you may be unable to sell our common stock when you want to do so if the trading market of our common stock continues to be limited.

Our stock price might be volatile and you might not be able to resell your shares at or above the price you have paid.

If you purchase shares of common stock, you might not be able to resell those shares at or above the price you have paid. The market price of our common stock might fluctuate significantly in response to many factors, some of which are beyond our control, including the following:

•	actual or anticipated fluctuations in our annual and quarterly results of operations;

•	changes in securities analysts’ expectations;

•	variations in our operating results, which could cause us to fail to meet analysts’ or investors’ expectations;

•	announcements by our competitors or us of significant technical innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	conditions and trends in the title insurance and real estate business;

•	general market, economic, industry and political conditions;

•	changes in market values of comparable companies;

•	additions or departures of key personnel;

•	stock market price and volume fluctuations attributable to inconsistent trading volume levels; and

•	future sales of equity or debt securities, including sales which dilute existing investors.

In addition, the stock market has experienced extreme volatility that often has been unrelated to the performance of its listed companies. Moreover, only a limited number of our shares are traded each day, which could increase the volatility of the price of our stock. These market fluctuations might cause our stock price to fall regardless of our performance. In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If we were involved in securities class action litigation, it could result in substantial costs and a diversion of our attention and resources and have a material adverse effect on our business.

Certain provisions of our certificate of incorporation, granting our board of directors broad discretion to issue shares of preferred stock, may adversely affect your rights as a common stockholder.

Our board of directors may, without further action by our common stockholders, from time to time, issue shares of our authorized but unissued preferred stock, and determine the rights, preferences and limitations of each series of preferred stock. Upon the vote of a majority of the directors then in office, our board of directors, without stockholder approval, may issue shares of preferred stock with dividend, liquidation, voting, conversion and other rights superior to the rights of our common stockholders. Satisfaction of any dividend preferences of our outstanding redeemable preferred stock and future issuances of preferred stock would reduce the amount of funds available for the payment of dividends on shares of common stock. Holders of shares of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of our Company before any payment to our common stockholders. Under some circumstances, the issuances of shares of preferred stock may make a merger, tender offer or proxy contest or the assumption of control by a holder of a large block of our securities or the removal of incumbent management more difficult. Any issuances of our preferred stock thus may have a material adverse effect on your rights as a common stockholder.

Item 2. Properties

We conduct our title insurance business operations primarily in leased office space. We currently lease branch offices in 123 locations, 34 of which are in Arizona, 84 in California and five in Nevada. Our office leases generally provide for initial terms ranging from three to five years, and our current leases have remaining terms ranging from one to 84 months. We believe that the use of short-term office leases enhances our operating flexibility, which is particularly important because of the cyclical nature of the real estate industry.

We occupy a leased facility of approximately 8,700 square feet in Scottsdale, Arizona, in which our executive offices are located. In addition, we have a 50-year ground lease, through December 2047, for a 24,000 square foot building in Phoenix, Arizona, which includes our Maricopa County administration and title department, and two escrow branches. See Note 10 to our consolidated financial statements for additional information relating to our lease commitments. We also own and occupy approximately 60% of a 16,200 square foot building in Colton, California which houses a title and escrow branch office.

We believe that our facilities are adequate to meet our current needs and that additional facilities are available to meet our development and expansion needs in existing and projected target markets.

Item 3. Legal Proceedings

The Attorney General of the State of California filed suit on behalf of the California Controller against a number of major title insurers operating in California, alleging irregularities in billings for charges and violations of title and escrow practices. We have not received any communication from the Attorney General regarding this litigation and were not named in the suit. Each of the defendants in the State of California lawsuit has entered into a settlement with the State, which includes an injunction prohibiting certain practices allegedly engaged in by those companies. A matter raised in the State of California litigation has resulted in a separate lawsuit brought by individuals purporting to act in a representative capacity for consumers doing business with lenders and title companies in the State of California. United Title Company has been named in this lawsuit, which seeks restitution of alleged wrongful gains obtained through excessive recording fees and reconveyance tracking fees, injunctive relief, and attorney fees. We have access to a funded indemnification account in connection with this litigation which we believe is sufficient to cover our potential exposure on this matter. Accordingly, management does not believe this potential exposure would have a material affect to our financial position, results of operations or cash flows. The results of legal proceedings cannot be predicted with certainty, but United Title Company intends to vigorously defend the lawsuit.

In addition, we are involved in routine litigation and claims pending with respect to matters arising out of the normal course of business. In our opinion, the ultimate liability resulting from all claims, individually or in the aggregate, will not materially affect our financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.

Part II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

Price Range of our Common Stock

Our common stock is quoted on the Nasdaq SmallCap Market under the symbol “CTGI.” On February 27, 2004, the last reported closing sale price of our common stock as reported on the Nasdaq SmallCap Market was $4.65 per share. On December 31, 2003, there were approximately 188 holders of record and approximately 2,122 beneficial owners of our common stock. High and low sales prices of our common stock since the first quarter of 2002, as reported on the Nasdaq SmallCap Market, are set forth below.

		Sales Price
	Date	High	Low
2002	First Quarter	$2.40	$2.00
	Second Quarter	3.50	2.13
	Third Quarter	2.70	1.95
	Fourth Quarter	2.95	2.00

2003	First Quarter	3.23	2.53
	Second Quarter	5.60	2.76
	Third Quarter	5.25	3.80
	Fourth Quarter	4.85	3.36

2004	First Quarter (through February 27, 2004)	5.44	4.14

Dividend Policy

On October 28, 2003, we declared our first quarterly cash dividend in the amount of $.02 per common share and paid this dividend on January 20, 2004 to stockholders of record at the close of business on January 6, 2004. Prior to the payment of this dividend, we had never paid or declared any cash dividends on our common stock. We intend to continue paying a comparable quarterly cash dividend on our common stock and declared a quarterly cash dividend of $.02 per common share on February 24, 2004, payable to shareholders of record on March 25, 2004. However, the payment of dividends depends entirely upon the discretion of our board of directors and may be discontinued at any time for any reason. Further, under Delaware corporate law, in the absence of current or retained earnings, we may be prohibited from paying dividends (whether in cash or otherwise). Our title insurance underwriting subsidiary, United Title Insurance Company, is subject to regulations that limit its ability to pay dividends or make loans or advances to us, principally for the protections of policy holders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”

Item 6. Selected Financial Data

The following table contains our selected consolidated financial data as of and for the five fiscal years ended December 31, 2003, which have been derived from our audited consolidated financial statements and notes thereto, with the exception of “Other Data.” You should review the information that we have presented below in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere herein.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands except per share and other data)
Operating Data:
Title service revenue, net	$160,745	$81,239	$41,161	$22,628	$20,808
Escrow and related fees	85,080	42,632	20,468	11,447	11,088
Other income	4,420	3,840	2,807	2,823	2,080

Total revenue	250,245	127,711	64,436	36,898	33,976

Income (loss) before income taxes	27,453	12,283	5,838	(2,285)	(1,969)
Income tax expense (benefit)(1)	10,893	5,001	768	(33)	—
Net income (loss)	16,560	7,282	5,070	(2,252)	(1,969)
Dividends on preferred stock	1,401	403	—	—	—
Earnings (loss) attributable to common shares	15,159	6,879	5,070	(2,252)	(1,969)

Net cash flows provided by (used in) operating activities	26,357	15,650	9,674	121	(2,075)
Net cash flows used in investing activities	(21,929)	(17,885)	(583)	(1,369)	(3,674)
Net cash flows provided by (used in) financing activities	(3,741)	14,173	(2,190)	140	2,799

Per Share Data:
Net income (loss) per common share – Diluted	0.77	0.38	0.28	(0.13)	(0.12)
Weighted average shares outstanding – Diluted	19,755,104	18,121,419	18,031,252	17,158,414	16,868,292

Balance Sheet Data (end of period):
Total assets	$101,686	$83,287	$21,025	$14,301	$15,199
Long term debt	13,520	16,542	3,083	5,016	4,891
Redeemable preferred stock(2)	17,516	17,516	—	—	—
Stockholders’ equity	35,431	19,452	11,104	6,730	8,544

Other Data:
Opened orders	382,249	185,349	110,620	49,616	46,211
Closed orders	246,261	122,471	69,320	33,789	32,914
Average revenue per closed order	$998	$1,011	$889	$1,008	969
Percent of premium directly written (3)	82%	36%	N/A	N/A	N/A

(1)	No income tax provision was recorded in 1999 and an income tax benefit was recorded in 2000 reflecting the net loss reported in 1999 and 2000. The availability of net operating loss carryforwards resulted in a lower tax provision in 2001 than would be expected based on statutory income tax rates. The net operating loss carryforwards were fully utilized in 2001.
(2)	Preferred stock is non-convertible and may be redeemed after 2023 for $17.5 million. The preferred stock has an 8% cumulative dividend, payable quarterly.
(3)	Represents the percentage of title insurance premiums from policies we issued through our own insurance underwriting subsidiary, which we acquired in September 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of the operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

Overview

We are engaged in the business of issuing title insurance policies and performing other title-related services, such as escrow activities in connection with real estate transactions. We operate through over 120 offices located in Arizona, California and Nevada and employ over 1,800 individuals. Our management’s discussion and analysis of financial condition and results of operations addresses our key performance indicators (revenue, net income) and non-financial performance indicators (opened orders, closed orders, average revenue per closed order), as well as the trends and uncertainties affecting our industry and markets and analyzes our liquidity and capital resources.

We reported net income of $16.6 million, $6.9 million and $5.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. The significant increase in earnings was due to the inclusion of operating results from Nations Holding Group for the full year 2003, as these operations were acquired in September 2002. Also contributing to the increase in earnings was a strong housing market and high level of refinance transactions, particularly during the first three quarters of 2003, resulting from low mortgage interest rates.

Our revenue from title insurance, escrow and related real estate services is primarily from three sources: residential resale, lender/refinance and commercial real estate transactions. We recognize revenue for the services we perform when the corresponding real estate transaction closes. Typically, we receive payment for our services at the time the related real estate transaction closes. In some cases, we bill for services provided, principally related to our lender business, and collect the account receivable at a later date.

During fiscal 2004, we anticipate that refinance transactions will decline to pre-2002 historical levels, which we expect will result in a decrease in our revenues and profits from existing operations. Opened orders began declining from 129,738 during the third quarter 2003 to 62,526 during the fourth quarter 2003. The decline in opened orders stabilized late in the fourth quarter and through February 15, 2004, we experienced an increase of over 400 opened orders per day compared to December 2003 levels. While this increase appears favorable, we believe maintaining operational flexibility in 2004 will be imperative. The cyclical nature of the title insurance industry requires us to manage operating expense levels in response to market fluctuations. While we believe the decrease in opened orders in the fourth quarter was primarily related to seasonality in the demand for title insurance and related services, we anticipate overall opened orders in 2004 to be lower than in 2003 for our existing operations.

Application of Critical Accounting Policies

We believe that the estimates and assumptions that are important to the portrayal of our financial condition and results of operations require us to make difficult, subjective and complex judgments, which form the basis for our critical accounting policies. Our most critical accounting policies relate to reserves for title insurance and escrow losses, related contingencies and litigation surrounding title and escrow losses and impairment of intangible assets and long lived assets.

Reserves for Title Insurance and Escrow Losses

When evaluating title insurance and escrow losses we estimate reserves for known claims as well as a provision for incurred but not reported losses based on several factors including, but not limited to, historical loss experience, and the current industry and legal environments. Settlement of claims for known, as well as incurred but not reported losses, for amounts greater than what has been provided for in these financial statements would require additional provision in future periods.

Contingencies and Litigation

Contingencies and litigation are reviewed by us on an ongoing basis and, in conjunction with legal counsel, determinations are made as to the outcome of any lawsuits and advice of claims. Based on this assessment, any required reserves are reflected in our financial statements. To the extent a litigation claim or other contingency is settled for an amount greater than or less than what was anticipated, the difference would be reflected in a future period.

Impairment of Intangible Assets

We perform a test of each reporting unit for which goodwill is attributed to evaluate for any impairment of intangible assets at least annually. This includes, among other things, a review of events or circumstances which would indicate an impairment of goodwill. Future losses from reporting units to which goodwill is attributed may lead to an impairment charge in future periods.

We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Transactions Affecting Comparability of Results of Operations

In January 2003, we acquired Land Title of Nevada, Inc. The acquisition marked our entrance into the Las Vegas, Nevada market, adding five branch offices and 94 employees. The transaction included payment of $1.25 million in cash and issuance of a $2.25 million, five-year note to the seller for a total purchase price of approximately $3.5 million.

Included in the results of operations during 2003 was revenue of approximately $10.2 million and pre-tax income of $0.8 million related to the acquisition of Land Title of Nevada, Inc.

In September 2002, we acquired Nations Holding Group, including its wholly owned subsidiaries United Title Company, First California Title Company and United Title Insurance Company. The acquisition significantly increased our presence in California and enabled us to internally underwrite approximately 82% of all title insurance policies that we issued in 2003. This acquisition has significantly improved the profitability of our existing operations because we no longer have to share all title insurance premiums with third party underwriters on transactions for which we issue and underwrite title insurance policies. The purchase price, including direct transaction costs, was approximately $36.9 million, which consisted of $19.2 million in cash and $17.5 million in redeemable preferred stock. As part of the purchase we also issued warrants, valued at $213,000, to purchase up to 300,000 shares of common stock at an exercise price of $2.27 per share. The redeemable preferred stock includes an 8% cumulative dividend, payable quarterly, and is redeemable after September 2023 at a redemption value of $17.5 million. A seven-year term loan provided $14.0 million to assist in the financing of the cash portion of the purchase price. The term loan bears interest at the prime rate or LIBOR plus 2.75%. We funded the remaining cash portion of the purchase price from our working capital.

In April 2002, we increased our presence in northern California with the acquisition of five branch offices that perform title and escrow services. The acquisition also included ownership interest in joint title plants and had a total cash purchase price of $4.3 million.

Included in the results of operations during 2002 was revenue of approximately $35.7 million and pre-tax income of $1.0 million related to the acquisition of the five branch offices in northern California and Nations Holding Group.

Results of Operations

The following table sets forth, for the periods indicated, the components of our revenue and expenses and such income statement data expressed as a percentage of total revenue:

	Year Ended December 31,
	2003	%	2002	%	2001	%
	($ in thousands, except Other Data)
Operating Data:
Title service revenue, net	$160,745	64.2%	$81,239	63.6%	$41,161	63.9%
Escrow and related fees	85,080	34.0	42,632	33.4	20,468	31.8
Other income	4,420	1.8	3,840	3.0	2,807	4.3

	250,245	100.0	127,711	100.0	64,436	100.0

Personnel costs	154,528	61.7	79,149	62.0	38,976	60.4
Rent	14,254	5.7	7,936	6.2	4,226	6.6
Interest expense	815	0.3	443	0.4	277	0.4
Provision for title insurance and escrow losses	9,214	3.7	3,176	2.4	540	0.9
Other operating expenses	43,981	17.6	24,724	19.4	14,579	22.6

	222,792	89.0	115,428	90.4	58,598	90.9

Income before income taxes	27,453	11.0	12,283	9.6	5,838	9.1
Income tax expense	10,893	4.4	5,001	3.9	768	1.2

Net income	$16,560	6.6%	$7,282	5.7%	$5,070	7.9%

Other Data:
Opened orders	382,249		185,349		110,620
Closed orders	246,261		122,471		69,320
Average revenue per closed order	$998		$1,011		$889

Fiscal 2003 Compared to Fiscal 2002

Our revenue, which is reported net of underwriting fees paid to third party title insurance underwriters, increased by $122.5 million, or 96%, for the year ended December 31, 2003 compared to the same period ended December 31, 2002. Operations acquired during 2002 and 2003 contributed $94.8 million of the increase in revenue for the year ended December 31, 2003 compared to 2002, including $5.2 million of title remittance fees generated by our agency operations that were retained by directing the underwriting of policies to United Title Insurance Company, for the year ended December 31, 2003. The remaining $27.7 million of the increase was primarily the result of increased demand for title insurance and related services, fueled by a strong housing market and a high level of mortgage refinance transactions, resulting from the low mortgage interest rate environment during 2003.

The increase in opened and closed orders in 2003 compared to the prior year reflects the inclusion of opened and closed orders for Nations Holding Group for the full year 2003, as these operations were acquired in September 2002. Additionally, the favorable housing market and high level of refinance transactions resulting from low mortgage interest rates also contributed to the increase in order activity. We experienced a slight decline in the average revenue per closed order during 2003 compared to the prior year reflecting the increase in business mix toward refinance transactions, which typically carry lower revenue in comparison to residential resale and commercial real estate transactions.

As a result of anticipated changes in the interest rate environment in 2004, and the impact that it will have on the demand for our services, we expect a decline in opened orders in 2004 compared to 2003, resulting in a decrease in title and escrow related revenue from existing operations.

The significant components of other income include interest income from invested cash balances and fixed maturity bonds, investment dividends and revenue from servicing seller-financed mortgages. Other income decreased as a percentage of revenue for the year ended December 31, 2003 to 1.8% from 3.0% compared to the prior year. The decrease was the result of the larger increase in revenue resulting from title service revenue and escrow and related fees. The overall increases in other income was primarily due to a full year of investment income from our title insurance underwriter, which was acquired in September 2002.

Overall operating expenses have increased $107.4 million, or 93% for the year ended December 31, 2003, compared to the prior year, primarily resulting from expansion of our operations via acquisitions. Operating expenses as a percentage of total revenue decreased to 89.0% for the year ended December 31, 2003 compared to 90.4% for the prior year. The decrease was the result of higher revenue in relation to the fixed costs component of our operating expenses, which include, but are not limited to, occupancy costs, the fixed component of our personnel costs related to management and administration salaries, depreciation and insurance.

Personnel costs are the most significant component of our operating expenses, and consist of salaries and other related personnel expenses, commissions and incentives. Total personnel expenses increased $75.4, or 95.2%, to $154.5 million for the year ended December 31, 2003 compared to the prior year. Salaries and other related personnel expenses, excluding commissions and incentives, decreased as a percentage of total revenue to 41.1% for the year ended December 31, 2003 compared to 43.8% for the prior year, due primarily to increased productivity during the period. Commissions and incentives increased as a percentage of total revenue to 20.6% for the year ended December 31, 2003 compared to 18.2% for the prior year, primarily due to the growth of our California operations, which typically have higher incentive-based compensation packages.

Rent expense decreased as a percentage of revenue for the year ended December 31, 2003 to 5.7% from 6.2% for the prior year. The decrease was the result of the fixed nature of these costs in relation to the increase in revenue. Rent expense overall is higher in 2003 compared to 2002, resulting from additional office locations which were acquired during 2002 and early 2003, as previously discussed.

Interest expense increased to $0.8 million for the year ended December 31, 2003 primarily resulting from a term loan with an average balance of approximately $11.3 million during 2003, used to partially fund the acquisition of Nations Holding Group and the note used to partially fund the acquisition of Land Title of Nevada, Inc.

Provision for title insurance and escrow losses increased as a percentage of revenue for the year ended December 31, 2003 to 3.7% from 2.4% for the prior year. The increase was primarily due to the inclusion of United Title Insurance Company, a title insurance underwriter, in 2003 operating results as a result of the Nations Holding Group acquisition. Prior to this acquisition, our provision related solely to escrow losses, and title losses that were generally limited to a $5,000 deductible per claim. However, for policies underwritten by United Title Insurance Company, we are typically responsible for up to $500,000 per claim. These factors also contribute to the $4.5 million increase in the reserve for title insurance and escrow losses on our balance sheet at December 31, 2003 compared to December 31, 2002.

The significant components of other operating expenses include title plant maintenance and access, supplies, utilities, insurance, allowance for bad debt, depreciation, delivery and professional fees. Other operating expenses increased $19.3 million, or 78% to $44.0 million for the year ended December 31, 2003 compared to $24.7 million for the prior year. The increase is the result of several costs in this category that vary directly with our volume of business such as title plant and other data purchased from third parties, supplies and delivery expense. As a result, for the year ended December 31, 2003, approximately 61% of this expense category is relatively variable in relation to revenue. Other operating expenses decreased as a percentage of total revenue to 17.6% for the year ended December 31, 2003 from 19.4% for the prior year. The decrease as a percentage of revenue in this expense category is a result of expenses which are relatively fixed, such as telecommunication costs, insurance, depreciation and utilities.

During 2003, we provided $1.7 million for allowance for uncollectible accounts receivable and subsequently charged $1.4 million against the allowance to write-off accounts receivable that became uncollectible during 2003.

An income tax provision of $10.9 million for the year ended December 31, 2003 provides an effective tax rate of 39.7% for the year ended December 31, 2003. This compares to an effective tax rate of 40.7% for the year ended December 31, 2002.

Fiscal 2002 Compared to Fiscal 2001

Our revenues increased by $63.3 million or 98% for the year ended December 31, 2002 as compared to the year ended December 31, 2001. The increase is primarily attributable to the acquisition of Nations Holding Group in September 2002, a favorable real estate and refinance market, our expansion and increased market share.

The increase in open orders in 2002 compared to the prior year reflects the favorable residential mortgage refinance and resale environment experienced during 2002 as well as the result of including Nations Holding Group’s order counts for the final four months of 2002. We experienced an increase in the average fee per closed order during 2002 when compared to the prior year due to increases in property values in our markets and, to a lesser extent, due to increases in fees charged for title and escrow services.

Title service revenue is net of underwriting fees paid pursuant to title insurance underwriting agreements we have with five national title companies. Underwriting fees were approximately $5.4 million, $4.4 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The significant components of other income include interest income from invested cash balances, and subsequent to the acquisition of Nations Holding Group included interest income from fixed maturity bonds as well. Other income also includes investment dividends and revenue from servicing seller-financed mortgages. Other income decreased as a percentage of revenue in the year ended December 31, 2002 to 3.0% from 4.3% in 2001. This decrease was the result of the larger increase to revenue resulting from title service revenue and escrow and related fees. The increase in other income overall was primarily due to additional income resulting from the acquisition of Nations Holding Group.

Personnel costs are the most significant component of our operating expenses. Total personnel expenses increased $40.2 million for the year ended December 31, 2002, compared to the same period in 2001. The increase is primarily due to additional operations resulting from the acquisition of Nations Holding Group in September 2002. The number of people employed increased from 710 as of December 31, 2001 to 1,679 as of December 31, 2002. Salaries and other related personnel expenses, excluding commission and incentives decreased as a percentage of total revenue to 43.8% for the year ended December 31, 2002, from 47.7% for 2001, primarily due to increased productivity during the period. Commissions and incentives increased as a percentage of total revenue to 18.2% for the year ended December 31, 2002 compared to 12.7% for 2001, resulting from the increase of the mix of business from our California operations which typically have higher commission-based compensation packages.

Rent expense decreased as a percentage of revenue in the year ended December 31, 2002 to 6.2% from 6.6% in 2001. This decrease was the result of the relatively fixed nature of these costs coupled with the increase in revenue. The increase in rent expense overall is the result of the increase in offices from 58 as of December 31, 2001 to 116 in 2002, primarily due to additional operations resulting from the acquisition of Nations Holding Group.

Interest expense increased to $0.4 million for 2002 compared to $0.3 million for 2001 primarily as a result of a $14.0 million term loan used to partially fund the Nations Holding Group acquisition.

Provision for title insurance and escrow losses increased as a percentage of revenue in the year ended December 31, 2002 to 2.4% from 0.9% in 2001. This increase was primarily a result of the inclusion of United Title Insurance Company, a title insurance underwriter, in the 2002 operating results as a result of the Nations Holding Group acquisition. In addition, we experienced a $1.0 million loss resulting from providing title and escrow services to a developer which later filed for bankruptcy protection. Prior to the acquisition of Nations Holding Group in September 2002, our provision related solely to escrow losses, and title losses which were generally limited to a $5,000 deductible per claim.

The significant components of other operating expenses include title plant maintenance and access, supplies, utilities, insurance, depreciation, delivery and professional fees. Other operating expenses decreased as a percentage of total revenue to 19.4% in 2002 from 22.6% in 2001. While other operating expenses grew in 2002, primarily due to additional operations resulting from the Nations Holding Group acquisition and other branch openings, the decrease in other operating expenses as a percentage of total revenue was the result of the fixed components of these costs coupled with the increase in revenue.

Income tax expense of $5.0 million was recorded for the year ended December 31, 2002 at an effective tax rate of 40.7%, which closely approximates the statutory income tax rate for corporations. Income tax expense for 2001 was $0.8 million, or an effective rate of 13.1%, resulting from the utilization of prior year tax loss carryforwards.

Liquidity and Capital Resources

We require capital above our ongoing operating needs to expand our geographical base, further implement our market penetration program, recruit and train new personnel and purchase additional property and equipment to implement our expansion program. During the year ended December 31, 2003, we financed our operating and business development activities through operating cash flows and through the use of cash on hand.

In January 2004, we signed a definitive agreement to acquire Nationwide Appraisal Services Corporation. Terms of the acquisition call for payment of up to $25.0 million in cash at closing, with deferred payments of up to $3.0 million dependent upon specified conditions. We have a commitment letter from Comerica Bank to allow us to borrow up to $18.0 million to finance a substantial portion of the purchase price of the Nationwide acquisition for a period of up to four months from the date of closing the Nationwide acquisition. We intend to pay the remaining balance of the acquisition price from working capital or alternative sources of financing. We intend to pay off at least $9.0 million of the credit facility from working capital and alternative sources of financing. The remaining $9.0 million will be under a five-year term loan with interest at the prime rate or London Inter-Bank Offering Rate (“LIBOR”) plus 2.75%.

A significant component of personnel expense includes incentive bonuses, which are earned by employees during the year, a significant portion of which is paid after the end of the year. At December 31, 2003, we had approximately $11.1 million accrued for incentive bonuses that we intend to pay during first quarter 2004.

The following table sets forth our contractual commitments and commercial obligations as of December 31, 2003.

	Contractual Commitments and Commercial Obligations
	Payments due by period
Contractual Obligations	less than one year	2005-2006	2007-2008	Thereafter
	($ in thousands)
Debt maturities	$2,481	$4,962	$3,222	$2,855

Minimum lease commitments	10,753	16,939	8,009	5,433

Total	$13,234	$21,901	$11,231	$8,288

In addition, we have preferred stock, which is non-convertible and redeemable after 2023 for $17.5 million. The redeemable preferred stock has an 8% cumulative dividend, payable quarterly.

Our Board of Directors declared a cash dividend of $0.02 per share to stockholders of record as of January 6, 2004, and we paid this dividend totaling $0.4 million on January 20, 2004. On February 24, 2004, we announced another quarterly cash dividend in the amount of $.02 per common share to be paid on April 9, 2004 to stockholders of record at the close of business on March 25, 2004.

We have two $3.0 million revolving lines of credit. Outstanding borrowings bear interest at the prime rate (4.0% at December 31, 2003). At December 31, 2003, there were no borrowings under either of these credit facilities. There is $325,000 committed against one of the credit lines for standby letters of credit pursuant to an office lease and a group insurance policy.

Cash flows provided by operating activities were $26.4 million for the year ended December 31, 2003 compared to cash flows provided by operating activities of $15.7 million during the prior year. The increase in cash provided is the result of an improvement in earnings in 2003 compared to 2002. The significant non-operating uses of cash for the year ended December 31, 2003 compared to the prior year included investment activities, most notably the net purchase of $13.2 million of securities for the investment portfolio of United Title Insurance Company. Additionally, as part of financing activities, we repaid $5.3 million of debt during the year ended December 31, 2003, $2.5 million of which was paid in advance of the required repayment schedule.

Our title insurance underwriter, United Title Insurance Company, is subject to regulations that limit its ability to pay dividends or make loans or advances to its parent, principally for the protection of policy holders. Generally, the total amount of dividends and distributions is limited to the greater of 10% of United Title Insurance Company’s surplus, which amount was $13.4 million as of December 31, 2003, or 100% of net income for the year period ended December 31, 2003, provided that the amount does not exceed United Title Insurance Company’s earned surplus. Under these restrictions, United Title Insurance Company could pay, to its parent, dividends of $4.4 million during 2004 without prior regulatory approval. In order to strengthen United Title Insurance Company’s balance sheet and to attain higher ratings from third party rating agencies, no dividends have been paid by United Title Insurance Company. Of our $20.3 million in cash and cash equivalents at December 31, 2003, $2.1 million relates to United Title Insurance Company and would be subject to the aforementioned restrictions. Of our $25.0 million investment portfolio, consisting of short term investments, fixed maturity bonds and equity securities, $23.5 relates to United Title Insurance and would be subject to the aforementioned restrictions.

We believe that cash on hand, anticipated future cash receipts and borrowings available under our credit facilities will be sufficient to meet our operating plans and to pay all obligations as they become due for the next twelve months. In addition, we believe that such sources, together with the debt commitment letter, will be sufficient to meet our expansion plans for the foreseeable future.

Seasonality and Quarterly Results

Historically, residential real estate activity has been generally slower in the winter, when fewer families move, buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the year, subject to interest rate stability. Demand for our title insurance and related services generally tracks these seasonal demand patterns of the residential real estate market, although acquisitions of other title insurance companies and changes in interest rates may alter these traditional seasonal demand patterns. We typically report our lowest revenue and earnings in the first quarter, with revenue and earnings increasing into the second quarter and through the third quarter and declining again in the fourth quarter.

The following table sets forth unaudited quarterly operating data for each of the eight quarters ended December 31, 2003. Such data have been prepared substantially on the same basis as the audited financial statements appearing elsewhere in this report on Form 10-K, and include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the data. However, our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. Future fluctuations may be a result of a variety of factors, including interest rates and general real estate economic conditions, seasonality, the timing of acquisitions, and our ability to control costs in response to declining order volume. Accordingly, we believe that period-to-period comparisons of our historical results may be neither meaningful nor predictive of our future performance. The quarterly data should be read together with the financial statements and accompanying notes appearing elsewhere in this report on Form 10-K.

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(in thousands except per share data)
Total revenue	$19,395	$20,679	$31,442	$56,195
Net income	1,119	646	1,410	4,107
Earnings attributable to common shares	1,119	646	1,360	3,754
Net income per common share	0.06	0.04	0.08	0.21

Other Data:
Opened orders	27,484	29,199	65,326	63,340
Closed orders	21,950	19,717	34,616	46,188
Average revenue per closed order	$854	$1,014	$883	$1,181

	Three Months Ended
	March 30, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(in thousands except per share data)
Total revenue	$56,522	$68,302	$73,451	$51,970
Net income	3,368	5,878	5,760	1,554
Earnings attributable to common shares	3,022	5,529	5,407	1,201
Net income per common share	0.16	0.28	0.27	0.06

Other Data:
Opened orders	85,005	104,980	129,738	62,526
Closed orders	52,311	64,830	80,037	49,083
Average revenue per closed order	$1,052	$1,038	$906	$1,039

Net income in fourth quarter 2003 was lower than fourth quarter 2002 primarily due to the decrease in revenue, while overall expenses were comparable in the respective periods. We experienced a decline in demand in fourth quarter 2003, however opted not to institute broad based cost saving measures as we anticipated an increase in demand for our services after the holiday season. The decline in opened orders stabilized late in the fourth quarter and through February 15, 2004, we experienced an increase of over 400 opened orders per day compared to December 2003 levels. While this increase appears favorable, maintaining operational expense control in 2004 will be imperative.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Our business is cyclical due to the effect of interest rate fluctuations on the level of real estate activity. Periods of high interest rates adversely effect real estate activity and therefore title and escrow revenues. In addition, the amount of interest income derived from available cash is subject to interest rate fluctuations. Our investment portfolio and borrowings are subject to interest rate risk. An increase or decrease in prevailing interest rates typically translate into a decrease or increase in fair values of interest sensitive financial instruments.

At December 31, 2003, the carrying amounts reported in our consolidated balance sheets for cash and cash equivalents, short term investments, fixed maturity bonds and equity securities, accounts receivable, accounts payable and debt approximate fair value. Fair values of fixed maturity bonds may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the security and other general market conditions. Our investments in equity securities are based on quoted market prices by third party sources. Market prices are subject to variability and as a result, the amount we may realize from a sale of an equity security investment may ultimately be significantly different than the reported market values. Variability in market prices may occur as a result of changes in economic conditions, relative price of similar, alternative investment choices and the market’s perceived change in the value of the security itself.

Our long-term debt is comprised of three term loans, two of which provide for variable interest rates. Had interest rates increased or decreased 100 basis points, interest expense on outstanding debt would have increased or decreased approximately $138,000 and $41,000 for the year ended December 31, 2003 and 2002, respectively.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF 00-21 to have a material impact on our financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”). Interpretation No. 46 clarified the application of Accounting Research Bulletin Number 51, Consolidated Financial Statements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special purpose entities as defined by FASB Statement Number 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities are excluded from the scope of Interpretation No. 46. Interpretation No. 46 applied immediately to all variable interest entities created after January 31, 2003 and was originally effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities. In October 2003, the FASB postponed the effective date of Interpretation No. 46 to December 31, 2003.

In December 2003, a revised version of Interpretation 46 (“Revised Interpretation No. 46”) was issued by the FASB. The revisions clarify some requirements, ease some implementation problems, add new scope exceptions, and add applicability judgments. Revised Interpretation No. 46 is required to be adopted by most public companies no later than March 31, 2004. The adoption of Revised Interpretation No. 46 did not have a material impact on our financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. We have evaluated this accounting standard and have determined no disclosure is necessary as we do not utilize derivative instruments, nor do we have contracts with embedded derivatives.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets, in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We did not enter into any financial instruments within the scope of the Statement. We adopted the provisions of the Statement on July 1, 2003, and the adoption had no impact on our consolidated financial statements. In October 2003, the FASB also issued two staff positions related to Statement No. 150, however, these subsequent positions did not have an impact on our consolidated financial statements.

In July 2003, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 more clearly defines the meaning of other-than-temporary impairment and its application to investments classified as available-for-sale or held-to-maturity under other FASB guidance. We adopted the provisions of EITF 03-1, and the adoption had no impact to our consolidated financial statements. We have disclosed, in accordance with EITF 03-1, information regarding unrealized losses that have not yet been recognized as other-than-temporary in Note 5 of the Notes to Consolidated Financial Statements.

In December 2003, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin 104, Revenue Recognition. This staff accounting bulletin revises or rescinds portions of interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretative guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. We have evaluated this accounting standard and have determined there is no impact to our consolidated financial statements.

Item 8. Financial Statements

Independent Auditors’ Report

Stockholders and Board of Directors

Capital Title Group, Inc.:

We have audited the accompanying consolidated balance sheets of Capital Title Group, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Title Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” which changed the Company’s method of accounting for goodwill and other intangible assets effective January 1, 2002.

/s/ KPMG LLP

Phoenix, Arizona

February 16, 2004

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	($ in thousands)
ASSETS
Cash and cash equivalents	$20,302	$19,615
Short term investments	6,383	1,150
Restricted cash	—	2,130
Fixed maturity bonds, available-for-sale	13,784	7,416
Equity securities, available-for-sale	4,840	2,956

Cash and invested assets	45,309	33,267

Accounts receivable, net	2,642	3,998
Notes and other receivables	3,341	2,316
Property and equipment, net	18,077	16,279
Title plant	5,788	3,853
Goodwill and other intangibles	20,274	18,835
Deposits and other assets	5,416	4,739
Deferred income taxes, net	839	—

Total Assets	$101,686	$83,287

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$22,119	$22,386
Reserve for title insurance and escrow losses	10,909	6,450
Long-term debt	13,520	16,542
Deferred income taxes, net	—	253
Other liabilities	2,191	688

Total Liabilities	48,739	46,319

Redeemable preferred stock, 8% cumulative dividend, redeemable after 2023 for redemption value of $100 per share, $.001 par value, 175,162 shares, authorized, issued and outstanding in 2003 and 2002	17,516	17,516

Stockholders’ Equity:
Common stock, $.001 par value, 50,000,000 shares authorized; 18,315,793 and 17,923,968 shares issued and outstanding in 2003 and 2002, respectively	18	18
Undesignated preferred stock, $.001 par value, 9,824,838 shares authorized, none of which has been issued or outstanding	—	—
Additional paid-in capital	13,468	12,560
Retained earnings	21,409	6,616
Accumulated other comprehensive income	536	258

Total Stockholders’ Equity	35,431	19,452

Total Liabilities and Stockholders’ Equity	$101,686	$83,287

The accompanying notes are an integral part of the consolidated financial statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2003	2002	2001
	($ in thousands, except per share data)
REVENUE:
Title service revenue, net	$160,745	$81,239	$41,161
Escrow and related fees	85,080	42,632	20,468
Other income	4,420	3,840	2,807

Total Revenue	250,245	127,711	64,436

EXPENSES:
Personnel costs	154,528	79,149	38,976
Rent	14,254	7,936	4,226
Interest expense	815	443	277
Provision for title insurance and escrow losses	9,214	3,176	540
Other operating expenses	43,981	24,724	14,579

Total Expenses	222,792	115,428	58,598

Income before income taxes	27,453	12,283	5,838

Income tax expense	10,893	5,001	768

Net income	16,560	7,282	5,070

Dividends on preferred stock	1,401	403	—

Earnings attributable to common shares	$15,159	$6,879	$5,070

Net income per common share:
Basic	$0.84	$0.39	$0.29

Diluted	$0.77	$0.38	$0.28

Weighted average shares outstanding:
Basic	18,142,279	17,417,061	17,230,950

Diluted	19,755,104	18,121,419	18,031,252

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2003	2002	2001
	($ in thousands, except per share data)
Net income	$16,560	$7,282	$5,070
Other comprehensive income:
Unrealized gain on investments, available-for-sale, net of tax	278	258	—

Other comprehensive income:	278	258	—

Comprehensive income	$16,838	$7,540	$5,070

The accompanying notes are an integral part of the consolidated financial statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
	($ in thousands)
Balance at December 31, 2000	17,392,849	$17	$11,105	$(4,392)	$—	$6,730

Exercise of stock options, including associated tax benefit	438,300	—	458	—	—	458

Shares cancelled in connection with rescission of cost basis investment and return of escrowed shares from a 1998 acquisition	(431,872)	—	(439)	—	—	(439)

Shares repurchased and cancelled	(333,896)	—	(213)	(502)	—	(715)

Net income	—	—	—	5,070	—	5,070

Balance at December 31, 2001	17,065,381	17	10,911	176	—	11,104

Exercise of stock options and warrants, including associated tax benefit	1,131,543	1	1,567	—	—	1,568

Shares issued in connection with acquisition of a subsidiary	89,681	—	197	—	—	197

Warrants issued in connection with acquisition of a subsidiary	—	—	213	—	—	213

Shares repurchased and cancelled	(362,637)	—	(328)	(439)	—	(767)

Dividends on preferred stock	—	—	—	(403)	—	(403)

Net income	—	—	—	7,282	—	7,282

Change in unrealized gain on investments available-for-sale, net of tax effect of $133	—	—	—	—	258	258

Balance at December 31, 2002	17,923,968	18	12,560	6,616	258	19,452

Exercise of stock options, including associated tax benefit	391,825	—	908	—	—	908

Dividends on preferred stock	—	—	—	(1,401)	—	(1,401)

Dividends declared on common stock	—	—	—	(366)	—	(366)

Net income	—	—	—	16,560	—	16,560

Change in unrealized gain on investments available-for-sale, net of tax effect of $143	—	—	—	—	278	278

Balance at December 31, 2003	18,315,793	$18	$13,468	$21,409	$536	$35,431

The accompanying notes are an integral part of the consolidated financial statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,560	$7,282	$5,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,839	3,073	1,982
Benefit for deferred income taxes	(1,092)	(722)	(337)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,611	(1,317)	(102)
Notes and other receivables	(906)	(1,005)	94
Deposits and other assets	(611)	(1,086)	(713)
Accounts payable and accrued expenses	(818)	6,929	3,420
Reserve for title insurance and escrow losses	4,410	2,401	287
Other operating activity	2,364	95	(27)

Net Cash Flows provided by Operating Activities	26,357	15,650	9,674

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(6,084)	(3,796)	(2,179)
Proceeds from sale of property and equipment	—	—	1,749
Purchase of title plant	(15)	—	(156)
Proceeds from sale of ownership interest in title plant	280	—	—
Purchase of subsidiaries, net of acquired cash	(2,903)	(13,801)	—
Purchase of investment securities	(18,478)	(2,713)	—
Sales of investment securities	5,271	732	—
Collection of notes receivable	—	1,693	3

Net Cash Flows used in Investing Activities	(21,929)	(17,885)	(583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	2,250	14,000	(900)
Repayment of debt	(5,272)	(541)	(1,033)
Proceeds from the issuance of common stock, net	682	1,765	458
Purchase of treasury stock	—	(767)	(715)
Payment of preferred dividends	(1,401)	(284)	—

Net Cash Flows provided by (used in) Financing Activities	(3,741)	14,173	(2,190)

NET INCREASE IN CASH AND CASH EQUIVALENTS	687	11,938	6,901

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	19,615	7,677	776

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$20,302	$19,615	$7,677

The accompanying notes are an integral part of the consolidated financial statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies:

Nature of Operations:

Capital Title Group, Inc. (the “Company”), a Delaware corporation, through its subsidiaries, is engaged in the business of issuing title insurance policies and performing other title-related services, such as escrow activities, in connection with real estate transactions. The Company is the parent holding company of the following subsidiaries:

Capital Title Agency Inc. (“Capital Title”) is an Arizona corporation, which has operated under the authority of the Arizona State Banking Commission since November 1981. Capital Title is an independent title agency that provides escrow services and issues title insurance policies to the real estate industry in Maricopa, Yavapai, Mohave and Pinal Counties in Arizona. Capital Title currently operates 34 offices located throughout Maricopa, Yavapai and Mohave Counties in Arizona.

New Century Title Company (“New Century”), a California corporation that commenced operations in July 1998, is an independent title agency that provides escrow and title services to the real estate industry in selected California counties. New Century currently has 20 offices in southern California where it is licensed to conduct business in San Diego, Orange, Riverside, San Bernardino and Los Angeles Counties. New Century also has operations in northern California, which it obtained by acquisition in November 1998, and expanded through another acquisition in April 2002. New Century has 18 offices in northern California, where it is licensed to conduct business in Sonoma, Sacramento, Contra Costa, Alameda, San Mateo and Santa Clara Counties.

Nations Holding Group (“Nations”), a California corporation, was acquired in September 2002 and includes the following wholly-owned subsidiaries:

United Title Company (“United Title”), a California corporation that commenced operations in 1978, is an independent title agency that provides escrow and title services to the real estate industry in southern California. United Title currently has 37 offices serving Los Angeles, Riverside, San Bernardino, Orange, San Diego, Ventura and Santa Barbara Counties in California.

First California Title Company (“First California”), a California corporation that commenced operations in 1964 and was acquired by Nations in 1997, is an independent title agency serving the real estate industry with escrow and title services from nine offices in the northern California Counties of Alameda and Contra Costa.

Land Title of Nevada, Inc. (“Land Title”) is a Nevada corporation established in 1978. Land Title provides escrow and title services to the real estate industry through five offices in Clark County, Nevada, which comprises the metropolitan area of Las Vegas.

United Title Insurance Company (“United Title Insurance”), a California domiciled title insurance underwriter, commenced operations in 1997. United Title Insurance is the predominant underwriter for both United Title and First California and underwrites a portion of the title insurance policies sold by Capital Title, New Century and Land Title.

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

Management believes that the estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to impairment of intangible assets and long lived assets, reserves related to title insurance and escrow losses, determination of fair values of fixed maturity bonds and equity securities and contingencies and litigation. Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Cash and Cash Equivalents:

Cash and cash equivalents include all highly liquid investments purchased with an initial maturity of three months or less.

Accounts Receivable:

Accounts receivable are reported net of an allowance for doubtful accounts. The allowance is established based on management’s estimate including a review of individual accounts and the Company’s collection history.

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

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Realized gains and losses on investments are determined using the specific identification basis and are recognized on a trade-date basis. Unrealized gains and losses on investments, net of deferred income tax expense (benefit), are excluded from income and included as a separate component of stockholders’ equity. If unrealized losses on investments are determined to be other than temporary during the reporting period, they are recognized as realized losses.

Revenue Recognition:

Title premiums earned and title and escrow fees are recognized as revenue at the time of closing the related real estate transaction. The Company reports title service revenue net of underwriting fees paid pursuant to agreements the Company has with third party title insurance underwriters. Underwriting fees for the years ended December 31, 2003, 2002 and 2001 were $3.2 million, $5.4 million and $4.4 million, respectively. Revenue from account servicing and other fees are recognized when the service is performed.

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

Goodwill:

At December 31, 2003, goodwill consisted of cost in excess of net assets acquired related to four acquisitions. Prior to 2002, goodwill was amortized ratably over twenty years. Effective January 1, 2002, goodwill is no longer amortized, but impairment of goodwill is monitored for recoverability based on guidance set forth by Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets.

Comprehensive Income:

Comprehensive income consists of net income and net unrealized gains (losses) on investments and is presented in the consolidated statements of stockholders’ equity and comprehensive income.

Impairment of Long-Lived Assets:

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. As of December 31, 2003, management has not identified any events or circumstances that indicate that any long-lived assets are impaired.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized beginning in 2002, but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with FASB No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

If the nonamortization provisions of Statement No. 142 had been applied in the prior periods, there would have been no impact on income or income per share in 2003 or 2002. Income in 2001 would have increased by $13,000, but resulted in no impact to the earnings per share.

Statement No. 142 requires the Company test each of its reporting units, as defined by Statement No. 142, for an indicator of goodwill impairment at least annually. Management performed its required test for impairment in the fourth quarter of 2003. Management believes that no events or circumstances were present to indicate an impairment of goodwill may exist at December 31, 2003.

Reserve for Title Insurance and Escrow Losses:

The Company’s reserve for title insurance losses includes known claims as well as a provision of losses expected to be incurred, net of recoveries. Known claims are reserved for, based on a review of the claim amount and estimated costs associated with settling the claim. The Company also reserves for claims arising from errors made during the escrow process. Reserves for claims which are incurred, but not reported to the Company, are recorded based on several factors including, but not limited to, historical loss experience, and current industry and legal environments. The occurrence of a significant title or escrow claim in any given period could have a material adverse effect on the Company’s financial condition and results of operations during that period.

The Company also operates under agency agreements with various third party title insurance companies. In the event of a title insurance policy loss, under these agreements, the Company is generally responsible for the first $5,000 of loss. A provision for future title losses is maintained by periodic charges to the statements of operations based on historical title loss experience. The acquisition of Nations provided an increase to the reserve for title and escrow losses particularly due to the addition of United Title Insurance Company.

Reinsurance:

In the ordinary course of business, the Company reinsures certain title insurance risks with another insurer for the purpose of limiting its maximum loss exposure. The Company cedes a portion of certain policy liabilities under an excess loss reinsurance agreement. Reinsurance agreements provide that in the event of loss (including costs, attorneys’ fees and expenses) exceeding the retained amounts, the reinsurer is liable for the excess amount assumed. However, the ceding company remains primarily liable in the event the reinsurer does not meet its contractual obligations. Ceded premiums, expense reimbursements, and benefits are accounted for on a basis consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Premiums ceded have been reported as reduction of title service revenue.

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

Stock Option Plan:

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and Interpretation of APB No. 25, issued in March 2000, to account for stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by Statement No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Years ended December 31,
	2003	2002	2001
	($ in thousands, except per share data)
Earnings attributable to common shares	$15,159	$6,879	$5,070
Deduct pro forma total stock-based employee compensation determined under a fair-value-based method for all rewards, net of tax	(544)	(402)	(354)

Pro forma earnings attributable to common shares	$14,615	$6,477	$4,716

Pro forma earnings attributable to common shares per share - basic	$0.81	$0.37	$0.27

Pro forma earnings attributable to common shares per share - diluted	$0.74	$0.36	$0.26

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.0% for 2003, 1.6% for 2002 and 2.0% for 2001; dividend yields of 1.6% for 2003 and 0% for 2002 and 2001; volatility factors of the expected market price of the Company’s common stock was 48% for 2003, 67% for 2002 and 118% for 2001; and a weighted-average expected life at the date of grant of options of four years for 2003, 2002 and 2001.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Segment Reporting:

The Company views its operations as one operating business segment, issuing title insurance policies and performing other title-related services.

Earnings per Share:

Basic earnings per share (“EPS”) is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to stock or resulted in the issuance of stock that then shared in the earnings of the Company.

The following table sets forth the computation of basic and diluted EPS:

	Years ended December 31,
	2003	2002	2001
	($ in thousands, except per share data)
Earnings attributable to common shares	$15,159	$6,879	$5,070

Basic EPS – weighted average shares outstanding	18,142,279	17,417,061	17,230,950

Basic earnings per share	$0.84	$0.39	$0.29

Basic EPS – weighted average shares outstanding	18,142,279	17,417,061	17,230,950
Effect of dilutive securities	1,612,825	704,358	800,302

Dilutive EPS – weighted average shares outstanding	19,755,104	18,121,419	18,031,252

Diluted earnings per share	$0.77	$0.38	$0.28

Stock options not included in diluted EPS since antidilutive	370,100	1,568,200	1,301,850

Stock warrants not included in diluted EPS since antidilutive	—	—	463,500

Fair Value of Financial Instruments:

The Company discloses fair value information about financial instruments where it is practicable to estimate their value. The Company estimates that the carrying value of its financial instruments, consisting of cash and cash equivalents, short term investments, notes receivable, accounts payable and accrued expenses approximate their fair values at December 31, 2003 and 2002 due to the short term nature of these items. Fixed maturity bonds and equity securities are classified as available-for-sale and accordingly, are carried at fair value. The terms of two of the Company’s long term debt instruments have a variable interest rate tied to a market index, while the other component is a fixed rate loan. All are comparable to what they could be replaced for in the current market, therefore the carrying value approximates their fair value at December 31, 2003 and 2002.

New Accounting Pronouncements:

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables. EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Management does not expect the adoption of EITF 00-21 to have a material impact on the Company’s financial position, results of operations or cash flows.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation Number 46, Consolidation of Variable Interest Entities (“Interpretation No. 46”). Interpretation No. 46 clarified the application of Accounting Research Bulletin Number 51, Consolidated Financial Statements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Qualifying special purpose entities as defined by FASB Statement Number 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities are excluded from the scope of Interpretation No. 46. Interpretation No. 46 applied immediately to all variable interest entities created after January 31, 2003 and was originally effective for fiscal periods beginning after July 1, 2003 for existing variable interest entities. In October 2003, the FASB postponed the effective date of Interpretation No. 46 to December 31, 2003.

In December 2003, a revised version of Interpretation 46 (“Revised Interpretation No. 46”) was issued by the FASB. The revisions clarify some requirements, ease some implementation problems, add new scope exceptions, and add applicability judgments. Revised Interpretation No. 46 is required to be adopted by most public companies no later than March 31, 2004. The adoption of Revised Interpretation No. 46 did not have a material impact on our financial position or results of operations.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The Company has evaluated this accounting standard and has determined no disclosure is necessary as it does not utilize derivative instruments, nor does it have contracts with embedded derivatives.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets, in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company did not enter into any financial instruments within the scope of the Statement. The Company adopted the provisions of the Statement on July 1, 2003, and the adoption had no impact on the condensed consolidated financial statements. In October 2003, the FASB also issued two staff positions related to Statement No. 150, however, these subsequent positions did not have an impact on the condensed consolidated financial statements.

In July 2003, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, (“EITF 03-1”), The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 more clearly defines the meaning of other-than-temporary impairment and its application to investments classified as available-for-sale or held-to-maturity under other FASB guidance. We adopted the provisions of EITF 03-1, and the adoption had no impact to our consolidated financial statements. We have disclosed, in accordance with EITF 03-1, information regarding unrealized losses that have not yet been recognized as other-than-temporary in Note 5 of the Notes to Consolidated Financial Statements.

In December 2003, a revised version of Interpretation 46 (“Revised Interpretation No. 46”) was issued by the FASB. The revisions clarify some requirements, eases some implementation problems, adds new scope exceptions, and adds applicability judgments. Revised Interpretation No. 46 is required to be adopted by most public companies no later than March 31, 2004. The adoption of Revised Interpretation No. 46 did not have a material impact on our financial position or results of operations.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In December 2003, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin 104, Revenue Recognition. This staff accounting bulletin revises or rescinds portions of interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretative guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Management has evaluated this accounting standard and have determined there is no impact to our consolidated financial statements.

2. Cash Held as a Fiduciary:

The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from active escrow, trust and account servicing files. The balances in these accounts have not been included in the consolidated financial statements. As of December 31, 2003 and 2002, the accounts contain balances of approximately $486.7 million and $727.6 million, respectively. As a result of holding these deposits in escrow, the Company is involved in programs for realizing economic benefit during the year through favorable borrowing and vendor arrangements with the various financial institutions where the deposits are held.

3. Concentration of Risk:

The Company maintains cash and cash equivalents with various financial institutions. Deposits which exceed $100,000 at each institution are not insured by the Federal Deposit Insurance Corporation. At December 31, 2003, the Company had uninsured cash and cash equivalents of approximately $19.5 million.

The Company’s revenue is generated solely from activities in the states of Arizona, California and Nevada, and accounts receivable are typically not collateralized. The Company is not dependent upon any single customer or single group of customers. The loss of any one customer would not have a material adverse effect on the Company.

4. Acquisitions:

In January 2003, the Company acquired Land Title of Nevada, Inc. (“Land Title”). Land Title provides title insurance and escrow services to residential and commercial customers in the real estate industry. The acquisition marks the Company’s entrance into the Las Vegas, Nevada market adding five branch offices and 94 employees. The transaction, which was accounted for using guidance set forth in FASB Statement No. 141, Business Combinations, included payment of $1.25 million in cash and issuance of a $2.25 million, five-year note to the seller for a total purchase price of approximately $3.5 million. The note provides for monthly installments and accrues interest at prime, with a floor of 4.75% and a ceiling of 6.75%. The operations of Land Title have been included in the consolidated financial statements of the Company since January 1, 2003, which was the effective date of the transaction.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The purchase price was allocated to the assets purchased based on their respective fair values at the acquisition date. Included in this allocation of the purchase price was $1.5 million of goodwill and two other intangible assets, approximately $184,000 for a covenant not to compete agreement with the former owner of Land Title, which is amortized over the five-year life of the agreement, and approximately $47,000 was allocated to Land Title’s backlog of opened orders, which was fully amortized during 2003. The following table summarizes the estimated fair values of the allocation of the purchase price and direct acquisition costs to the assets and liabilities acquired at the date of purchase ($ in thousands):

Assets and (Liabilities) Acquired:
Cash and cash equivalents	$335
Accounts receivable, net	255
Notes and other receivables	119
Deposits and other assets	66
Property and equipment, net	449
Title plant	2,230
Goodwill	1,544
Other intangible assets	231
Accounts payable and accrued expenses	(551)
Reserve for title insurance and escrow losses	(49)
Other liabilities	(1,129)

Total	$3,500

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

The purchase price and direct acquisition costs were allocated to the assets purchased based on their respective fair market values at the acquisition date. The following table summarizes the estimated fair value of the assets acquired at the date of purchase ($ in thousands):

Assets Acquired:
Property and equipment	$416
Title plant	2,828
Goodwill	1,110

Total	$4,354

In September 2002, the Company completed the acquisition of Nations pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). This transaction was accounted for as a purchase, and accordingly the financial statements of the Company include the operating results of Nations beginning September 1, 2002.

Under the terms of the Merger Agreement, the stockholders of Nations exchanged all of their outstanding shares of common stock for an allocation of the merger proceeds, which consisted of $18.0 million in cash and $17.5 million in preferred stock issued by the Company. The preferred stock includes an 8% cumulative dividend, payable quarterly in cash; provided that the Company may, at its discretion, pay the dividends in shares of common stock if the income before provision for income taxes of the Company for the immediately preceding quarter is less than $1.0 million. After September 2023, the Company may be required, upon notification by the preferred stockholder, to redeem the preferred stock at a total redemption value of approximately $17.5 million.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In addition, the Company issued warrants to a major stockholder of Nations to purchase up to 300,000 shares of common stock of the Company at an exercise price of $2.27 per share. The warrants, which expire five years from the date of issuance, had a fair market value of approximately $0.2 million at the date of the transaction. The Company utilized the Black-Scholes Model, a commonly used option pricing model, to determine the fair value of these warrants. A seven-year term loan obtained by the Company provided $14 million to assist in the financing of this transaction. The term loan will incur interest at the prime rate or LIBOR plus 2.75% (as of December 31, 2003, the interest rate on this note was 3.92%).

During 2003, the Company completed its final accounting related to the Nations’ acquisition, which included an adjustment of $0.3 million to goodwill and other intangibles resulting from the settlement of a gain contingency. The following table summarizes the total acquisition cost of Nations and the components of proceeds paid to the former shareholders of Nations ($ in thousands):

Cash	$17,969
Preferred stock	17,516
Warrants for common Stock	213

35,698
Direct transaction costs	1,271

$36,969

The purchase price and direct acquisition costs were allocated to the assets purchased based on their respective fair values at the acquisition date. The following table summarizes the estimated fair value of the allocation of the purchase price and direct acquisition costs to the assets and liabilities acquired at the date of purchase ($ in thousands):

Assets and (Liabilities) Acquired:
Cash and cash equivalents	$10,879
Receivables and other current assets	3,817
Property and equipment, net	4,972
Marketable securities, available-for-sale	8,532
Title plant	417
Notes receivable and other assets	4,011
Accounts payable and accrued expenses	(7,823)
Reserves for title and escrow losses	(3,525)
Other liabilities	(2,083)
Goodwill	17,258
Intangible assets	514

Total	$36,969

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Selected unaudited pro forma combined results of operations for the years ended December 31, 2002 and 2001, assuming the acquisitions discussed above occurred on January 1, 2001 and January 1, 2002, are as follows:

	Year ended December 31,	Year ended December 31,
	2002	2001
Total revenue	$188,706	$149,694
Income before income taxes	14,818	10,013
Net income	8,787	7,575
Earnings attributable to common shares	7,789	6,174

Net income per common share:
Basic	$0.45	$0.36

Diluted	$0.43	$0.34

Weighted average shares outstanding:
Basic	17,417,061	17,230,950
Diluted	18,131,876	18,078,572

5. Investments:

Under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, securities are generally classified as available-for-sale, held-to-maturity, or trading. The Company has classified its entire fixed maturity bonds and equity securities portfolios as available-for-sale. Securities classified as available-for-sale are reported at fair value in the consolidated statements of financial position with the related unrealized holding gains and losses on such available-for-sale securities reported as a separate component of equity after adjustments for related changes in deferred income taxes. The cost, gross unrealized gains and losses and fair value of fixed maturity bonds available-for-sale as of December 31, 2003 and 2002, are as follows ($ in thousands):

December 31, 2003:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. government and agencies	$8,696	$53	$(7)	$8,742
State and political subdivisions	2,179	96	—	2,275
Corporate securities	2,571	205	(9)	2,767

	$13,446	$354	$(16)	$13,784

December 31, 2002:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. government and agencies	$2,370	$64	$—	$2,434
State and political subdivisions	1,878	84	—	1,962
Corporate securities	2,851	193	(24)	3,020

	$7,099	$341	$(24)	$7,416

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contractual maturities at December 31, 2003, which may differ from expected maturities because certain borrowers have the right to call or prepay obligations with or without prepayment penalties, are as follows ($ in thousands):

Maturity dates	Amortized Cost	Estimated fair value
2004	$601	$610
2005-2009	9,956	10,149
2010-2014	1,033	1,076
After 2014	1,856	1,949

	$13,446	$13,784

At December 31, 2003 the Company had fixed maturity bonds with an amortized cost and fair value of $8.4 million that have provisions, which give borrowers the right to call or prepay their obligations with or without prepayment penalties.

Investment in equity securities at December 31, 2003 and 2002 consists of investments in the following ($ in thousands):

December 31, 2003:	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Preferred and common stock of banks, trust and insurance companies	$1,715	$216	$(1)	$1,930
Preferred and common stock of industrial and miscellaneous companies	2,649	304	(43)	2,910

	$4,364	$520	$(44)	$4,840

December 31, 2002:	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Preferred and common stock of banks, trust and insurance companies	$842	$75	$(13)	$904
Preferred and common stock of industrial and miscellaneous companies	2,040	69	(57)	2,052

	$2,882	$144	$(70)	$2,956

The Company had two equity securities in its investment portfolio that have had unrealized holding losses that extended beyond 12 months. At December 31, 2003, the unrealized holding losses related to these securities was approximately $13,000. The Company considers these impairments to be temporary given the underlying fundamentals behind the respective declines in value, including that the securities are widely held among U.S. investors, are actively traded on U.S. exchanges and because no facts or circumstances have indicated that such declines are other-than-temporary.

The Company’s investment portfolio originated as a result of the acquisition of Nations and its title insurance subsidiary, United Title Insurance Company. As a result, operating activity such as the sales of investments and net investment income in 2002 reflects activity after the date of the Nations acquisition, September 1, 2002.

Gross realized gains on sales of fixed maturity bonds, available-for-sale were approximately $27,000 and $58,000 for the years ended December 31, 2003 and 2002, respectively. There were no gross realized losses in either year. Gross realized gains on sales of equity securities, available-for-sale were approximately $279,000 and $5,000 for the years ended December 31, 2003 and 2002, respectively. There were no gross realized losses in either year.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other income includes net investment income related to the Company’s investment portfolio of approximately $0.7 million and $0.2 million for the years ended December 31, 2003 and 2002, respectively.

6. Property and Equipment:

Property and equipment consists of the following:

	Useful Lives	2003	2002
		($ in thousands)
Land	N/A	$325	$325
Buildings and leasehold improvements	3-40 years	9,362	7,522
Office equipment and software	3-7 years	20,907	12,095
Furniture and fixtures	7 years	5,409	4,941
Vehicles	5 years	104	90

		36,107	24,973
Less: Accumulated depreciation and
amortization		(18,030)	(8,694)

		$18,077	$16,279

7. Income Taxes:

The income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Current:
Federal	$10,941	$4,660	$918
State	1,934	1,063	187
Deferred:
Federal	(1,745)	(623)	(283)
State	(237)	(99)	(54)

	$10,893	$5,001	$768

Total current income tax receivable was $0.9 million, which was included in Notes and other receivables on the accompanying consolidated balance sheet at December 31, 2003.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets/liabilities as of December 31, 2003 and 2002 are as follows:

	2003	2002
	($ in thousands)
Deferred tax assets:
Accounts receivable	$498	$197
Alternative minimum credit	—	—
Reserve for losses	1,612	1,186
Deferred gain on sales-leaseback	169	191
Accrued vacation	808	459
Other	148	137

Total deferred tax assets	3,235	2,170
Deferred tax liabilities:
Title plant and other intangibles	(1,031)	—
Property and equipment	(494)	(781)
Unearned premium reserves	(529)	(592)
Investments	(282)	(971)
Other	(60)	(79)

Total deferred tax liabilities	(2,396)	(2,423)

Net deferred tax assets/(liabilities)	$839	$(253)

The reconciliation of the provision for income taxes with the expected income taxes based on the statutory federal income tax rate is as follows:

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Expected income tax expense at the federal statutory rate	$9,607	$4,176	$2,044
State income taxes net of federal benefit	999	636	71
Other	287	189	158
Change in valuation reserve, net of state change in valuation reserve	—	—	(1,505)

Income tax expense (benefit)	$10,893	$5,001	$768

8. Summary of Reserve for Title Insurance and Escrow Losses:

	Year Ended December 31,
	2003	2002
	($ in thousands)
Beginning balance	$6,450	$524
Provision for claim losses	9,214	3,176
Reserves acquired	49	3,525
Claims paid, net of recoveries	(4,804)	(775)

Ending balance	$10,909	$6,450

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Long Term Debt:

Long term debt consists of the following:

	Years Ended December 31,
	2003	2002
	($ in thousands)
Seven year term loan with Comerica Bank, with interest at the prime rate or London Inter-Bank Offered Rate (“LIBOR”) plus 2.75%, with quarterly installments of principal and interest, due September 2009. At December 31, 2003, the interest rate was 3.92%.	$9,000	$13,500

8.32% term loan with GMAC Commercial Mortgage, with monthly installments of $23,940 including principal and interest, due August 2009; secured by a building.	3,011	3,042

Term loan with former principal of Land Title of Nevada, Inc., due May 2007, at the prime rate with a floor of 4.75% and a ceiling of 6.75%. At December 31, 2003, the interest rate was 4.75%.	1,509	—

	$13,520	$16,542

The Company has two $3 million revolving lines of credit, which bear interest on any outstanding balance at the prime rate. As of December 31, 2003, there were no cash draws against either credit line. There is $325,000 committed against one credit line for standby letters of credit required pursuant to an office lease and a group insurance policy.

The Company’s lines of credit and term loan agreements are secured by substantially all of the Company’s assets and contain certain provisions which may restrict the Company’s ability to incur additional debt, make acquisitions or dispose of significant assets, as well as certain covenants related to the Company’s financial position and operating results.

The maturities of long-term debt after December 31, 2003 were as follows ($ in thousands):

2004	$2,481
2005	2,481
2006	2,481
2007	2,191
2008	1,031
Thereafter	2,855

$13,520

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

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Operating Lease Commitments:

The Company leases office equipment and offices at 123 locations. These lease periods range from one month to 84 months with renewal options of up to ten years. In addition, the Company has a 50 year ground lease, through December 2047, for its corporate office with annual payments of approximately $115,000, subject to adjustments based on the consumer price index. For the years ended December 31, 2003, 2002 and 2001 rental expense was $14.3 million, $7.9 million and $4.2 million, respectively.

The Company’s future minimum lease commitments after December 31, 2003 were as follows ($ in thousands):

2004	$10,753
2005	8,840
2006	8,099
2007	5,242
2008	2,767
Thereafter	5,433

$41,134

11. Commitments and Contingencies:

The Attorney General of the State of California filed suit on behalf of the California Controller against a number of major title insurers operating in California, alleging irregularities in billings for charges and violations of title and escrow practices. The Company and its subsidiaries have not received any communication from the Attorney General regarding this litigation and was not named in the suit. Each of the defendants in the State of California lawsuit has entered into a settlement with the State, which includes an injunction prohibiting certain practices allegedly engaged in by those companies. A matter raised in the State of California litigation has resulted in a separate lawsuit brought by individuals purporting to act in a representative capacity for consumers doing business with lenders and title companies in the State of California. United Title has been named in this lawsuit, which seeks restitution of alleged wrongful gains obtained through excessive recording fees and reconveyance tracking fees, injunctive relief, and attorney fees. The Company has access to a funded indemnification account in connection with this litigation, which we believe is sufficient to cover our potential exposure on this matter. Accordingly, management does not believe this potential exposure would have a material affect to our financial position, results of operations or cash flows. The results of legal proceedings cannot be predicted with certainty, but United Title intends to vigorously defend the lawsuit.

In the ordinary course of business, the Company’s title insurance subsidiaries are subject to claims and are named as defendants in litigation relating to policies of insurance or other related services performed on behalf of insured policyholders and other customers. While the results of insurance claims and litigation cannot be predicted with certainty, management believes, based on the advice of legal counsel, that the final outcome of such lawsuits and claims will not have a material adverse effect on the Company’s financial position, results of operations, or liquidity.

Our title insurance underwriter, United Title Insurance Company, is subject to regulations that limit its ability to pay dividends or make loans or advances to its parent, principally for the protection of policy holders. Generally, the total amount of dividends and distributions is limited to the greater of 10% of United Title Insurance Company’s surplus, which amount was $13.4 million as of December 31, 2003 or 100% of net income for the year period ended December 31, 2003, provided that the amount does not exceed United Title Insurance Company’s earned surplus. Under these restrictions, United Title Insurance Company could pay, to its parent, dividends of $4.4 million during 2004 without prior regulatory approval. In order to strengthen United Title Insurance Company’s balance sheet and to attain higher ratings from third party rating agencies,

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

no dividends have been paid by United Title Insurance Company. Of our $20.3 million in cash and cash equivalents at December 31, 2003, $2.1 million relates to United Title Insurance Company and would be subject to the aforementioned restrictions. Of our $25.0 million investment portfolio, consisting of short term investments, fixed maturity bonds and equity securities, $23.5 relates to United Title Insurance and would be subject to the aforementioned restrictions.

12. Restricted Cash:

As of December 31, 2002, the Company had $2.1 million held as restricted cash pending the final resolution on an indemnification matter related to the sale in 1995 of a wholly-owned subsidiary of Nations. During 2003, the indemnification matter was resolved and the restriction was released.

13. Supplemental Cash Flow Information:

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities.

	Year Ended December 31,
	2003	2002	2001
	($ in thousands)
Cash paid during the year:
Interest	$814	$418	$277
Income taxes	15,790	3,080	665
Non-cash investing and financing activities:
Issuance of preferred stock to acquire Nations	—	17,516	—
Issuance of warrants for common stock to acquire Nations	—	213	—
Issuance of common stock in connection with acquisition of Nations	—	197	—
Recission of equity exchange	—	—	(424)
Cash dividend to common stockholders declared	366	—	—

In March 2001, the Company rescinded an equity exchange that took place in June 2000. This recission resulted in 424,488 shares of the Company’s common stock issued to a third-party real estate organization being returned to the Company and cancelled.

Our Board of Directors declared a cash dividend during the fourth quarter 2003 of $0.02 per share to stockholders of record as of January 6, 2004, and we paid this dividend totaling $0.4 million on January 20, 2004.

14. Employee Benefit Plans:

Profit Sharing Plan:

The Company maintains a profit sharing plan under Section 401(k) of the Internal Revenue Code.

Substantially all of the Company’s employees may elect to defer up to 15% of their salary. Under this plan, the Company contributes $0.33 for every $1.00 the employee contributes, up to a maximum of $1,000. Vesting of matching contributions is based on certain service requirements. Employees are fully vested after three years of service.

The Company’s matching contributions were approximately $0.5 million, $0.2 million and $0.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cafeteria Plan:

The Company maintains an Internal Revenue Code Section 125 Cafeteria Plan as a benefit to its employees. The plan provides for employee and dependent coverage to be paid from before tax compensation. As such, there is no effect on the consolidated financial statements.

15. Stock Option Plans:

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations in accounting for its 1996 Stock Option Plan and the Company’s Non-Employee Directors Stock Option Plan. Under APB 25, because the exercise price of the Company’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s consolidated financial statements.

The Company’s 1996 Stock Option Plan (“The Plan”) has authorized the grant of common stock options to all the Company’s employees. Currently, 5,650,000 shares of Common Stock are authorized for issuance pursuant to the Plan. As of December 31, 2003, 3,320,125 options are outstanding under the Plan. All options granted have 5-year terms. Fifty percent of each option grant can be exercised after two years from the date granted; the remaining options can be exercised after three years provided the optionee remains employed with the Company at such vesting date. Options granted under the Plan are not transferable and the per share exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of grant.

The Company’s Non-Employee Directors Stock Option Plan (“Directors Plan”) has authorized the grant of options to non-employee members of the Board of Directors and advisory boards. Currently, 750,000 shares of Common Stock are authorized for issuance pursuant to the Directors Plan. As of December 31, 2003, 400,000 options are outstanding under the Directors Plan. All options granted have 5-year terms. Fifty percent of each option grant can be exercised after two years from the date granted; the remaining shares can be exercised after three years provided the optionee remains an eligible director at such vesting date. Upon election to the Board of Directors each board member is granted the option to purchase 15,000 shares of common stock. In addition to the foregoing option grants, each year every non-employee director automatically receives an option to acquire 10,000 shares of the Company’s common stock on the third business day following the date the Company publicly announces its annual financial results, provided that such director has attended at least 75% of the meetings of the Board of Directors and the Board Committees of which such non-employee director is a member in the preceding fiscal year.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the Company’s stock option activity pursuant to its stock option plans, and related information for the years ended December 31 is as follows:

	2003		2002		2001
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding- Beginning of year	3,783,000	$2.09	3,418,000	$1.82	2,298,100	$1.42
Granted	844,650	3.46	1,664,300	2.20	1,834,700	2.14
Exercised	(391,825)	1.64	(737,750)	1.20	(435,600)	1.05
Forfeited	(515,700)	2.30	(561,550)	1.92	(279,200)	1.71

Outstanding- End of year	3,720,125	2.42	3,783,000	2.09	3,418,000	1.82

Exercisable at end of year	1,023,825	2.02	530,575	1.83	1,154,500	1.48

Weighted average fair value of options granted during the year	$1.59		$1.25		$1.34

Stock options outstanding at December 31, 2003 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise price	Options	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$1.00-$2.00	805,775	2.5 years	$1.49	391,900	$1.24
$2.03-$2.55	2,180,600	3.0 years	2.34	562,525	2.38
$3.00-$4.65	733,750	4.2 years	3.65	69,400	3.55

	3,720,125	3.2 years	$2.42	1,023,825	$2.02

16. Allowance for Uncollectible Accounts Receivable:

Changes in the allowance for uncollectible accounts receivable for the years ended December 31, 2003, 2002 and 2001 are as follows ($ in thousands):

Balance as of December 31, 2000	$30
Provision charged to operations	170
Write-offs, net of recoveries	(7)

Balance as of December 31, 2001	193
Provision charged to operations	64
Balance resulting from acquisition	514
Write-offs, net of recoveries	(285)

Balance as of December 31, 2002	486
Provision charged to operations	1,679
Write-offs, net of recoveries	(1,395)

Balance as of December 31, 2003	$770

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Selected Quarterly Financial Data:

The following table sets forth unaudited selected quarterly financial data for each quarter of the years ended December 31, 2003 and 2002.

	March 31	June 30	September 30	December 31	Total
	($ in thousands)
2003
Total revenue	$56,522	$68,302	$73,451	$51,970	$250,245
Net income	3,368	5,878	5,760	1,554	16,560
Earnings attributable to common shares	3,022	5,529	5,407	1,201	15,159
Earnings attributable to common shares per common share:
Basic	0.17	0.31	0.30	0.07	0.84
Diluted	0.16	0.28	0.27	0.06	0.77

2002
Total revenue	$19,395	$20,679	$31,442	$56,195	$127,711
Net income	1,119	646	1,410	4,107	7,282
Earnings attributable to common shares	1,119	646	1,360	3,754	6,879
Earnings attributable to common shares per common share:
Basic	0.07	0.04	0.08	0.21	0.39
Diluted	0.06	0.04	0.08	0.21	0.38

18. Subsequent Event

In January 2004, the Company announced it signed a definitive agreement to acquire Nationwide Appraisal Corporation (“Nationwide”), a privately owned company headquartered near Pittsburgh, Pennsylvania. Nationwide provides appraisal and valuation services to customers in the mortgage lending and real estate industries throughout the United States. Nationwide is also licensed as an agent to issue title insurance policies in 35 states.

Terms of the acquisition call for payment of $25.0 million in cash at closing, with deferred payments of $3.0 million dependent upon specified conditions. The acquisition is subject to customary closing conditions, including receipt of all necessary regulatory approvals.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Part III

Item 10. Directors, Executive Officers of the Registrant

We have adopted a code of ethics that applies to our principal executive officer and senior financial officers and this code of ethics is a part of our Statement of Business Practices. We have filed the Statement of Business Practices as Exhibit 14.1 to this Report on Form 10-K. the balance of the information required by this Item is incorporated by reference to our Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to our Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for our 2004 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. & 2. Financial Statements and Financial Statement Schedules

The Financial Statements filed as part of this report are listed in Item 8 of Part II of this report.

3. Index to Exhibits

EXHIBIT NO.	DESCRIPTION
2	Share Exchange Agreement between Capital Title Agency, Inc. and Norvex, Inc., dated May 23, 1996. (1)

2.1	Agreement and Plan of Merger, among Capital Title Group, Inc., CTG Acquisition Corporation and Nationwide Appraisal Services Corporation, dated January 26, 2004. (*)

3.1	Certificate of Incorporation, as amended to date. (*)

3.2	Amended and Restated By-Laws. (1)

3.3	Certificate of Designations, Preferences and Privileges of the Series A Cumulative Preferred Stock. (*)

10.1	Underwriting Agreement between Capital Title Agency Inc. and Old Republic National Title Insurance Company dated March 1, 1996. (1)

10.2	Underwriting Agreement between Capital Title Agency Inc. and First America Title Insurance Company dated August 16, 1996. (1)

10.5	Title Plant Agreement between Registrant and Security Union Title Insurance Company dated April 29, 1998. (2) (originally filed as Exhibit 10.18)

10.6	Purchase and Sale Agreement between Registrant and KDC-AZ, LLC dated July 1, 1998. (2) (originally filed as Exhibit 10.21)

10.7	Merger Agreement among Registrant, Northwestern Consolidated Corporation and related subsidiaries dated September 1, 1998. (3) (originally filed as Exhibit 10)

10.8	Credit Agreement between Registrant and Imperial Bank dated February 1, 1999. (2) (originally filed as Exhibit 10.23)

10.9	Access Agreement By and Between Security Union Title Insurance Company and New Century Title Company dated September 30, 1999. (4) (originally filed as Exhibit 10.24)

10.10	Title Plant Lease and Service Agreement by and between Security Union Title Insurance Company and Capital Title Agency Inc. dated May 19, 1999.(4) (originally filed as Exhibit 10.25)

10.11	Promissory Note between CTG Building Co. and GMAC Commercial Mortgage Corporation dated July 30, 1999. (4) (originally filed as Exhibit 10.26)

10.12	Amended Underwriting Agreement by and between Stewart Title Guaranty Company and New Century. (4) (originally filed as Exhibit 10.27)

10.13	Asset Purchase and Sale Agreement by and among BridgeSpan, Inc. and the Registrant. (5) (originally filed as Exhibit 10)

10.14	Agreement and Plan of Merger dated June 11, 2002, among the Registrant, Nations Holding Group, and Capital One Merger Corporation, as amended. (6) (originally filed as Exhibit 2.1 and 2.2)

10.15	Variable Rate Installment Note and Business Loan Agreement between Comerica Bank – California and Subsidiaries. (6) (originally filed as Exhibit 2.3)

10.16	Capital Title Group, Inc. 1996 Stock Option Plan (7)

10.17	Capital Title Group, Inc. Non-Employee Directors Stock Option Plan (7)

14.1	Statement of Business Practices, effective as of December 31, 2003 (containing our code of ethics) (*)

21	List of Subsidiaries. (*)

23.1	Consent of KPMG LLP. (*)

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (*)

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

(*)	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Form 10-SB filed with the Securities and Exchange Commission on September 24, 1996.
(2)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 23, 1999.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 10, 1998.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 28, 2000.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 12, 2002.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2002.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333112982) as filed with the Securities and Exchange Commission on February 20, 2004.

(b) Reports on Form 8-K

During the year ended December 31, 2003, the Company filed the following reports on Form 8-K:

Current Report of Form 8-K dated January 6, 2003 – Pursuant to Item 2, the Company reported the acquisition of Land Title of Nevada, Inc. Pursuant to the requirements of Form 8-K regulations, the acquisition of Land Title of Nevada, Inc. does not require the presentation of financial statements or other pro forma financial information.

Current Report of Form 8-K dated April 24, 2003 – Pursuant to Item 12, the Company reported that it had issued a news release announcing the Company’s results of operations for the three month period ended March 31, 2003. A copy of the news release was furnished as an Exhibit to that current report on Form 8-K and was incorporated therein by reference.

Current Report of Form 8-K dated July 29, 2003 – Pursuant to Item 12, the Company reported that it had issued a news release announcing the Company’s results of operations for the three month period ended June 30, 2003. A copy of the news release was furnished as an Exhibit to that Current Report on Form 8-K and was incorporated therein by reference.

Current Report of Form 8-K dated October 28, 2003 – Pursuant to Item 12, the Company reported that it had issued a news release announcing the Company’s results of operations for the three month period ended September 30, 2003. A copy of the news release was furnished as an Exhibit to that Current Report on Form 8-K and was incorporated therein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL TITLE GROUP, INC.

By	/s/ Donald R. Head
Donald R. Head
Chief Executive Officer

Date: March 3, 2004

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Donald R. Head	Chairman of the Board, President and Chief Executive Officer	/s/ Donald R. Head	March 3, 2004

Mark C. Walker	Vice President, Chief Financial Officer, Secretary and Treasurer	/s/ Mark C. Walker	March 3, 2004

David C. Dewar	Director	/s/ David C. Dewar	March 3, 2004

Terry S. Jacobs	Director	/s/ Terry S. Jacobs	March 3, 2004

Theo F. Lamb	Director	/s/ Theo F. Lamb	March 3, 2004

Robert B. Liverant	Director	/s/ Robert B. Liverant	March 3, 2004

Stephen A McConnell	Director	/s/Stephen A McConnell	March 3, 2004

Ben T. Morris	Director	/s/ Ben T. Morris	March 3, 2004