Form 10-Q
period 2004-03-31
CAPITAL TITLE GROUP INC
filed 2004-05-07
CIK 1017158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-21417

CAPITAL TITLE GROUP, INC.

(Name of registrant as specified in its charter)

Delaware	87-0399785
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

14648 North Scottsdale Road, Suite 125, Scottsdale, AZ	85254
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 21,259,868 shares as of May 4, 2004.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Part 1.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$12,082	$20,302
Short term investments	8,628	6,383
Fixed maturity bonds, available-for-sale	10,901	13,784
Equity securities, available-for-sale	4,686	4,840

Cash and invested assets	36,297	45,309
Accounts receivable, net	3,837	2,642
Notes and other receivables	3,763	3,341
Property and equipment, net	18,272	18,077
Title plant	5,801	5,788
Goodwill and other intangibles	20,265	20,274
Deposits and other assets	5,077	5,416
Deferred income taxes, net	342	839

Total Assets	$93,654	$101,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$13,871	$22,119
Reserve for title insurance and escrow losses	11,399	10,909
Long-term debt	12,917	13,520
Other liabilities	2,418	2,191

Total Liabilities	40,605	48,739
Redeemable preferred stock, 8% cumulative dividend, redeemable after 2023 for redemption value of $100 per share, $.001 par value, 175,162 shares issued and outstanding in 2004 and 2003, respectively	17,516	17,516
Stockholders’ Equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 18,425,318 and 18,315,793 shares issued and outstanding in 2004 and 2003, respectively	18	18
Undesignated preferred stock, $.001 par value, 9,824,838 shares authorized, none of which have been issued or outstanding	—	—
Additional paid-in capital	13,687	13,468
Retained earnings	21,289	21,409
Accumulated other comprehensive income	539	536

Total Stockholders’ Equity	35,533	35,431

Total Liabilities and Stockholders’ Equity	$93,654	$101,686

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2004	2003
	($ in thousands, except per share data)
REVENUE:
Title service revenue, net	$33,250	$37,351
Escrow and related fees	16,118	17,700
Other income	2,179	1,471

Total Revenue	51,547	56,522

EXPENSES:
Personnel costs	34,853	36,106
Rent	3,895	3,360
Provision for title insurance and escrow losses	986	1,842
Interest expense	169	220
Other operating expenses	10,639	9,468

Total Expenses	50,542	50,996

Income before income taxes	1,005	5,526
Income taxes	408	2,158

Net income	597	3,368
Dividends on preferred stock	349	346

Earnings attributable to common shares	$248	$3,022

Net income per common share:
Basic	$0.01	$0.17

Diluted	$0.01	$0.16

Weighted average shares outstanding:
Basic	18,369,646	17,971,696

Diluted	20,253,508	19,006,435

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Unaudited)

	Three months ended March 31,
	2004	2003
	($ in thousands)
Net income	$597	$3,368
Other comprehensive income:
Unrealized gain on investments, available-for-sale	3	26

Other comprehensive income:	3	26

Comprehensive income	$600	$3,394

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
	($ in thousands)
Balance at December 31, 2002	17,923,968	$18	$12,560	$6,616	$258	$19,452
Exercise of stock options, including associated tax benefit	391,825	—	908	—	—	908
Dividends on preferred stock	—	—	—	(1,401)	—	(1,401)
Dividends declared on common stock	—	—	—	(366)	—	(366)
Net income	—	—	—	16,560	—	16,560
Change in unrealized gain on investments available-for-sale, net of tax effect of $143	—	—	—	—	278	278

Balance at December 31, 2003	18,315,793	18	13,468	21,409	536	35,431
Exercise of stock options, including associated tax benefit	109,525	—	219	—	—	219
Dividends on preferred stock	—	—	—	(349)	—	(349)
Dividends declared on common stock	—	—	—	(368)	—	(368)
Net income	—	—	—	597	—	597
Change in unrealized gain on investments available-for-sale, net of tax effect of $2	—	—	—	—	3	3

Balance at March 31, 2004	18,425,318	$18	$13,687	$21,289	$539	$35,533

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2004	2003
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$597	$3,368
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,305	1,187
Increase (decrease) in cash resulting from changes in:
Accounts receivable	(1,195)	49
Notes and other receivables	(422)	(407)
Deposits and other assets	339	557
Accounts payable and accrued expenses	(8,250)	(5,707)
Reserve for title insurance and escrow losses	490	1,271
Other operating activity	724	(321)

Net Cash Flows used in Operating Activities	(6,412)	(3)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment and title plant	(1,504)	(1,276)
Purchase of subsidiaries, net of acquired cash	—	(915)
Net sales (purchases) of investment securities	795	(2,189)

Net Cash Flows used in Investing Activities	(709)	(4,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(603)	(537)
Proceeds from the issuance of common stock, net	219	170
Payment of common dividends	(366)	—
Payment of preferred dividends	(349)	(346)

Net Cash Flows used in Financing Activities	(1,099)	(713)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,220)	(5,096)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	20,302	19,615

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$12,082	$14,519

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2004 and 2003

(Unaudited)

Note 1—Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and intercompany eliminations) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In September 2002, with the acquisition of Nations Holding Group, the Company’s balance sheet presentation has been changed to an unclassified presentation, which is more customary to the presentation of other companies in the industry.

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

Management believes that the estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to impairment of intangible assets and long lived assets, reserves related to title insurance and escrow losses, determination of fair values of fixed maturity bonds and equity securities, and contingencies and litigation. Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on the Company’s future financial condition or results of operations. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2003.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Three Months Ended March 31, 2004 and 2003

Stock Option Plan:

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and Interpretation of APB No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Financial Accounting Standards Board (“FASB”) Statement No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by FASB Statement No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of FASB Statement No. 123. The following table illustrates the effect on net income of the fair-value-based method if it had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
	2004	2003
Earnings attributable to common shares	$248	$3,022
Deduct pro forma total stock-based employee compensation determined under fair-value-based method for all rewards, net of tax	(164)	(130)

Pro forma earnings attributable to common shares	$84	$2,892

Pro forma earnings attributable to common shares per share—basic	$0.00	$0.16
Pro forma earnings attributable to common shares per share—diluted	$0.00	$0.15

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.4% for 2004 and 1.6% for 2003; dividend yields of 2% for 2004 and 0% for 2003; volatility factors of the expected market price of the Company’s common stock was 48% for 2004 and 60% for 2003; and a weighted-average expected life of the options of four years for both 2004 and 2003.

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

Three Months Ended March 31, 2004 and 2003

Note 2—Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three months ended March 31,
	2004	2003
	($ in thousands, except per share data)
Earnings attributable to common stock	$248	$3,022

Basic EPS—weighted average shares outstanding	18,369,646	17,971,696

Basic earnings per share	$0.01	$0.17

Basic EPS—weighted average shares outstanding	18,369,646	17,971,696
Effect of dilutive securities	1,883,862	1,034,739

Dilutive EPS—weighted average shares outstanding	20,253,508	19,006,435

Diluted earnings per share	$0.01	$0.16

Stock options not included in diluted EPS since antidilutive	109,250	122,400

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Three Months Ended March 31, 2004 and 2003

Note 3—Acquisition

In January 2003, the Company acquired Land Title of Nevada, Inc. (“Land Title”). Land Title provides title insurance and escrow services to residential and commercial customers in the real estate industry. The acquisition marked the Company’s entrance into the Las Vegas, Nevada market adding five branch offices and 94 employees. The transaction, which was accounted for using guidance set forth in FASB Statement No. 141, Business Combinations, included payment of $1.25 million in cash and issuance of a $2.25 million, five-year note to the seller for a total purchase price of approximately $3.5 million. The note provides for monthly installments and accrues interest at prime, with a floor of 4.75% and a ceiling of 6.75%. The operations of Land Title have been included in the consolidated financial statements of the Company since January 1, 2003, which was the effective date of the transaction.

The purchase price was allocated to the assets purchased based on their respective fair values at the acquisition date. Included in this allocation of the purchase price was $1.5 million of goodwill and two other intangible assets; approximately $184,000 for a covenant not to compete agreement with the former owner of Land Title, which is amortized over the five-year life of the agreement, and approximately $47,000 was allocated to Land Title’s backlog of opened orders, which was fully amortized during 2003. The following table summarizes the estimated fair values of the allocation of the purchase price and direct acquisition costs to the assets and liabilities acquired at the date of purchase ($ in thousands):

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

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Three Months Ended March 31, 2004 and 2003

Note 4—Supplemental Cash Flow Information

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash activities.

	Three months ended March 31,
	2004	2003
	($ in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$101	$221
Cash paid during the period for taxes	—	1,750
Non-cash financing activities:
Issuance of note payable in connection with acquisition of Land Title	—	2,250

Note 5—Subsequent Events

In April 2004, the Company completed a private placement of 2,800,000 shares of common stock to select qualified institutional and other investors at a price of $3.60 per share for aggregate gross proceeds of approximately $10.1 million. The Company also granted to the investors and placement agents warrants to acquire an aggregate of 889,252 shares of common stock at an exercise price of $4.00 per share, exercisable for a period of five years. The net proceeds from the private placement of common stock, estimated to be approximately $9.0 million, was used to finance a portion of the purchase price for the acquisition of Nationwide Appraisal Services Corporation on April 30, 2004.

In April 2004, the Company acquired Nationwide Appraisal Services Corporation. Under the terms of the acquisition, approved by the Board of Directors for each company, the Company paid $25.0 million in cash at closing, with $3.0 million in deferred cash consideration payable if certain conditions are satisfied after the closing of the transaction. The purchase price was financed from cash on hand, proceeds from the private placement of common stock and warrants to purchase common stock, and a credit facility from a bank totaling $16.0 million. The Credit facility included a loan bearing interest at a fixed rate of 4.75%. The terms of the credit facility require us to make a $6.0 million payment of principal on September 30, 2004. The remaining $10.0 million balance outstanding under the credit facility will be amortized over a five year period with monthly payments of $166,667 plus interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere in this report. Further, our 2003 Form 10-K should be read in conjunction with the following discussion since it contains important information for evaluating our results of operations and financial condition. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

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

Historically, residential real estate activity has been generally slower in the winter, when fewer families move, buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the year, subject to interest rate stability. Demand for our title insurance and related services generally tracks these seasonal demand patterns of the residential real estate market, although acquisitions of other title insurance companies and changes in interest rates may later these traditional seasonal demand patterns. We typically report our lowest revenue and earnings in the first quarter, with revenue and earnings increasing into the second quarter and through the third quarter and declining again in the fourth quarter.

We experienced the seasonal pattern described above during the fourth quarter of 2003 and the first quarter of 2004. In addition, the industry began to slow from the record pace of refinancings that occurred during 2003. In a typical residential transaction, a title insurance order is received from a realtor, mortgage lender, developer or buyer. When we receive the order, the title search begins and the title order has now been “opened.” Opened orders decreased from approximately 130,000 in the third quarter of 2003 to approximately 62,500 in the fourth quarter of 2003 and then increased to 97,900 in the first quarter of 2004. As expected, opened order counts began to increase during the latter part of the first quarter, when, in March, our opened order count was our strongest March on record. As our closing cycle is typically 30 to 45 days, the rebound in order count did not translate into revenue increases until the middle of March. Historically, when we have experienced a significant reduction in order counts, we have reduced staff levels accordingly. However, with an expected increase in open order counts in the spring, we maintained a staff level adequate to service the anticipate increase in order counts.

Due largely to the seasonal decline in demand for our services, coupled with the decline in residential refinancing activity, we reported a decline in net income to $0.6 million for the three months ended March 31, 2004 compared to $3.4 million for the same period in the prior year.

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

The following table presents information regarding the Company’s operating revenue:

	Three months ended March 31,
	2004	% of total	2003	% of total
	($ in thousands, except revenue per order data)
Title service revenue, net	$33,250	64.5%	$37,351	66.1%
Escrow and related fees	16,118	31.3	17,700	31.3
Other income	2,179	4.2	1,471	2.6

Total revenue	$51,547	100.0%	$56,522	100.0%
Opened orders	97,867		85,005
Closed orders	51,321		52,311
Average revenue per closed order	$962		$1,052

Operating Revenue

Our revenue, which is reported net of underwriting fees paid to third party title insurance underwriters, decreased by $5.0 million or 9%, for the three months ended March 31, 2004 compared to the same period ended March 31, 2003. The decrease is primarily attributable to the decline in residential refinance activity during the three months ended March 31, 2004 compared to the same period ended in the prior year.

The increase in opened orders during the three months ended March 31, 2004 was the result of a resurgence within the residential refinance market, particularly late in the quarter, as well as an increase in residential real estate resale volume due to continued low mortgage interest rates. We experienced a slight decline in the average revenue per closed order during the three months ended March 31, 2004 compared to the same period in the prior year, reflecting an increase in business mix related to refinance transactions and markets where our fee per order was slightly lower during the first quarter.

The significant components of other income include interest income from invested cash balances and fixed maturity bonds, investment dividends and revenue from servicing seller-financed mortgages. Other income increased as a percentage of revenue for the three months ended March 31, 2004 to 4.2% from 2.6% compared to the same period in the prior year. The increase was the result of having a larger fixed maturity bond portfolio and average invested cash balances during the three months ended March 31, 2004 compared to the same period in the prior year.

Operating Expenses

The following table presents the components of the Company’s expenses and the percentage they bear to the total revenue for the respective periods:

	Three months ended March 31,
	2004	% of revenue	2003	% of revenue
	($ in thousands)
Personnel costs	$34,853	67.6%	$36,106	63.8%
Rent	3,895	7.6	3,360	5.9
Provision for title insurance and escrow losses	986	1.9	1,842	3.3
Interest expense	169	0.4	220	0.4
Other operating expenses	10,639	20.6	9,468	16.8

	$50,542	98.1%	$50,996	90.2%

Overall operating expenses decreased $0.5 million or 1% for the three months ended March 31, 2004 compared to the same period in the prior year. Operating expenses increased as a percentage of revenue to 98.1% for the three months ended March 31, 2004 compared to 90.2% for the same period in the prior year. Operating expenses were higher as a percentage of revenue primarily due to the fixed component of both personnel costs and other operating expenses such as rent, telecommunication costs, insurance and depreciation, as further discussed below.

Personnel costs are the most significant component of our operating expenses, and consist of salaries and other related expenses, commissions and incentives. Total personnel expenses decreased $1.3 million, or 3%, to $34.9 million for the three months ended March 31, 2004 compared to the same period in the prior year. Personnel costs were lower for the three months ended March 31, 2004 resulting from the decrease in commissions and incentives due to lower revenue compared to the same period in the prior year. Personnel costs were higher, as a percentage of revenue, for the three months ended March 31, 2004 compared to the same period in the prior year as a result of the fixed component of employee compensation and related benefits. Historically, when we have experienced a significant reduction in order counts, we have reduced staff levels accordingly. However, with the expected increase in opened order counts in the spring, we maintained a staff level adequate to service the anticipated increase in opened orders.

Rent expense increased as a percentage of revenue for the three months ended March 31, 2004 to 7.6% from 5.9% for the same period in the prior year. The increase was the result of the fixed nature of these costs in relation to the decrease in revenue. Rent expense overall is also higher for the three months ended March 31, 2004 compared to the same period in the prior year resulting from 12 additional office locations added during 2003.

Provision for title insurance and escrow losses decreased as a percentage of revenue to 1.9% for the three months ended March 31, 2004 from 3.3% for the same period in the prior year. This decrease was primarily due to favorable claim experience in both our title and escrow agency operations and insurance underwriting operation.

Interest expense decreased to $169,000 for the three months ended March 31, 2004 compared to $220,000 for the same period in the prior year. The decrease is due to the decline in average balance of debt outstanding, resulting from making our scheduled, periodic debt repayments.

The significant components of other operating expenses include title plant maintenance and access, supplies, utilities, insurance and allowance for bad debt, depreciation, delivery and professional fees. Other operating expenses increased $1.1 million or 12% to $10.6 million for the three months ended March 31, 2004 compared to $9.5 million for the same period in the prior year. The increase in this expense category relates primarily to those expenses which are relatively fixed, such as telecommunication costs, insurance, depreciation and utilities. Additionally, we experienced an increase in costs such as title plant and other data purchased from third parties, which are typically variable in relation to revenue, but these contractual costs rose in relation to the prior year.

An income tax provision of $408,000 was recorded for the three months ended March 31, 2004 and provided an effective tax rate of 40.6% for the three months ended March 31, 2004. This compares to an effective tax rate of 39.1% for the same period in the prior year.

Liquidity and Capital Resources

We require capital above our ongoing operating needs to expand our geographical base, further implement our market penetration program, recruit and train new personnel and purchase additional property and equipment to implement our expansion program. During the three months ended March 31, 2004, we financed our operating and business development activities through operating cash flows and through the use of cash on hand.

In April 2004, we completed a private placement of 2,800,000 shares of common stock to select qualified institutional and other investors at a price of $3.60 per share for aggregate gross proceeds of approximately $10.1 million. We also granted to the investors and placement agents warrants to acquire an aggregate 889,252 shares of common stock at an exercise price of $4.00 per share, exercisable for a period of five years. The net proceeds from the private placement of common stock, estimated to be approximately $9.0 million, was used to finance a portion of the purchase price for the acquisition of Nationwide Appraisal Services Corporation on April 30, 2004.

In April 2004, we acquired Nationwide Appraisal Services Corporation. Under the terms of the acquisition, approved by the Board of Directors for each company, we paid $25.0 million in cash at closing, with $3.0 million in deferred cash consideration payable if certain conditions are satisfied after the closing of the transaction. We paid for this acquisition through a combination of cash on hand, proceeds from the private placement of common stock and warrants to purchase common stock, and proceeds from a $16.0 million credit facility with Comerica Bank. The Comerica Bank credit facility included a loan in the amount of $16.0 million bearing interest at a fixed rate of 4.75%. The terms of the Comerica Bank credit facility require us to make a $6.0 million payment of principal on September 30, 2004. The remaining $10.0 million balance outstanding under the Comerica Bank credit facility will be amortized over a five year period with monthly payments of approximately $166,667 plus interest.

Our Board of Directors declared a cash dividend of $0.02 per share to stockholders of record as of January 6, 2004, and we paid this dividend totaling $0.4 million of January 20, 2004. On February 24, 2004, we announced another quarterly cash dividend in the amount of $0.02 per common share, and we paid this dividend totaling $0.4 million on April 9, 2004 to stockholders of record at the close of business on March 25, 2004. We intend to continue paying a comparable quarterly cash dividend on our common stock. However, the payment of dividends depends entirely upon the discretion of our Board of Directors and may be discontinued at any time for any reason. Further, under Delaware corporate law, in the absence of current or retained earnings, we may be prohibited from paying dividends, whether in cash or otherwise.

We have two $3.0 million revolving lines of credit. Outstanding borrowings bear interest at the prime rate (4.0% at March 31, 2004). At March 31, 2004, there were no borrowings under either of these credit facilities. There is $325,000 committed against one of the credit lines for standby letters of credit pursuant to an office lease and a group insurance policy.

Cash flows used in operating activities were $6.4 million for the three months ended March 31, 2004 compared to cash flows used in operating activities of $3,000 during the same period in the prior year. The increase in cash used is the result of a decrease in earnings in 2004 compared to 2003 and an increase in accounts receivable and a decrease in accounts payable and accrued expenses. A significant component of our personnel expense includes incentive bonuses, which are earned by employees during the year, a significant portion of which is paid after the end of the year. During the three months ended March 31, 2004, we paid approximately $11.1 million for incentive bonuses that were accrued at December 31, 2003 as part of accounts payable and accrued expenses. The significant non-operating uses of cash for the three months ended March 31, 2004 included investment activities, most notably the net purchase of $1.5 million of property and equipment and title plant. Additionally, as part of financing activities, we repaid $0.6 million of debt during the three months ended March 31, 2004, along with common dividends of $0.4 million and preferred dividends of $0.4 million.

Our title insurance underwriter, United Title Insurance Company, is subject to regulations that limit its ability to pay dividends or make loans or advances to its parent, principally for the protection of policyholders. Generally, the total amount of dividends and distributions is limited to the greater of 10% of United Title Insurance Company’s surplus, which amount was $13.4 million as of December 31, 2003, or 100% of net income for the year period ended December 31, 2003, provided that the amount does not exceed United Title Insurance Company’s earned surplus. Under these restrictions, United Title Insurance Company could pay, to its parent, dividends of $4.4 million during 2004 without prior regulatory approval. In order to strengthen United Title Insurance Company’s balance sheet and to attain higher ratings from third party rating agencies, no dividends have been paid by United Title Insurance Company. Of our $12.1 million in cash and cash equivalents at March 31, 2004, $4.8 million relates to United Title Insurance Company and would be subject to the aforementioned restrictions. Of our $24.2 million investment portfolio, consisting of short term investments, fixed maturity bonds and equity securities, $23.2 million relates to United Title Insurance and would be subject to the aforementioned restrictions.

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

The following table sets forth unaudited quarterly operating data for the most recent five quarters. Such data has been prepared substantially on the same basis as audited financial statements appearing in our Form 10-K, and includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the data. However, our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. Future fluctuations may be a result of a variety of factors, including interest rates and general real estate economic conditions, seasonality, the timing of acquisitions, and our ability to control costs in response to declining order volume. Accordingly, we believe that period-to-period comparisons of our historical results may be neither meaningful nor predictive of our future performance. The quarterly data should be read together with the financial statements and accompanying notes appearing elsewhere in our Form 10-K.

	Three Months Ended
	March 30, 2003	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004
	($ in thousands, except per share data)
Total revenue	$56,522	$68,302	$73,451	$51,970	$51,547
Net income	3,368	5,878	5,760	1,554	597
Earnings attributable to common shares	3,022	5,529	5,407	1,201	248
Net income per common share	$0.16	$0.28	$0.27	$0.06	$0.01

Other Data:
Opened orders	85,005	104,980	129,738	62,526	97,867
Closed orders	52,311	64,830	80,037	49,083	51,321
Average revenue per closed order	$1,052	$1,038	$906	$1,039	$962

FORWARD-LOOKING STATEMENTS

We have made some statements in this report on Form 10-Q, including those in Item 2. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. These factors include, among other things, changes in national and regional housing demand and values, the levels of interest and inflation rates, the availability and cost of mortgage loans, employment trends and default rates on mortgage loans. For more details on these and other risk factors, see our Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.

Particular factors in the title insurance industry that may cause actual results to differ materially from those contemplated by forward-looking statements include the following:

■	The costs of producing title evidence are relatively high, while premiums are subject to regulatory and competitive restraints.

■	Real estate activity levels have historically been cyclical and are influenced by the overall economy, particularly interest rates.

■	The title insurance industry may be exposed to substantial claims by large classes of claimants.

■	The industry is regulated by state laws that require the maintenance of minimum levels of capital and surplus and that restrict the amount of dividends that may be paid by our insurance subsidiary.

We caution you that the foregoing list of important factors is not exclusive. We do not undertake to update any forward-looking statements that may be made from time to time by us or on our behalf.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.	Controls and Procedures

Our management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in our internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless how remote.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various other claims and lawsuits in the ordinary course of its business, none of which are currently considered material to the Company’s financial condition and results of operations. There have been no material developments in any legal actions reported in the Company’s 2003 Form 10-K.

Item 2.	Changes in Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (*)

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (*)

	32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

	32.2	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

(*)	Filed herewith.

During the three months ended March 31, 2004, the Company filed the following Current Report on Form 8-K:

Current Report of Form 8-K dated February 17, 2004—Pursuant to Items 7 and 12, the Company reported that it had issued a news release announcing the Company’s results of operations for its fourth quarter ended December 31, 2003. A copy of the news release was furnished as an Exhibit to that current report on Form 8-K and was incorporated therein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TITLE GROUP, INC.

By:	/s/ Donald R. Head	Date:	May 5, 2004

Donald R. Head
Chairman of the Board, President and
Chief Executive Officer

By:	/s/ Mark C. Walker	Date:	May 5, 2004

Mark C. Walker
Vice President, Chief Financial Officer,
Secretary and Treasurer