Form 10-Q
period 2004-06-30
CAPITAL TITLE GROUP INC
filed 2004-07-28
CIK 1017158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2004

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

Common Stock, $.001 par value, 21,295,718 shares as of July 23, 2004.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$19,330	$20,302
Short term investments	6,789	6,383
Fixed maturity bonds, available-for-sale	16,106	13,784
Equity securities, available-for-sale	4,687	4,840

Cash and invested assets	46,912	45,309

Accounts receivable, net	7,898	2,642
Notes and other receivables	2,596	3,341
Property and equipment, net	22,098	18,077
Title plant	6,336	5,788
Goodwill and other intangibles	43,498	20,274
Deposits and other assets	7,104	5,416
Deferred income taxes, net	—	839

Total Assets	$136,442	$101,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$23,616	$22,119
Reserve for title insurance and escrow losses	12,802	10,909
Long-term debt	29,739	13,520
Deferred income taxes, net	1,962	—
Other liabilities	1,880	2,191

Total Liabilities	69,999	48,739
Redeemable preferred stock, 8% cumulative dividend, redeemable after 2023 for redemption value of $100 per share, $.001 par value, 175,162 shares issued and outstanding in 2004 and 2003, respectively	17,516	17,516
Stockholders’ Equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 21,281,618 and 18,315,793 shares issued and outstanding in 2004 and 2003, respectively	21	18
Undesignated preferred stock, $.001 par value, 9,824,838 shares authorized, none of which have been issued or outstanding	—	—
Additional paid-in capital	22,497	13,468
Retained earnings	26,019	21,409
Accumulated other comprehensive income	390	536

Total Stockholders’ Equity	48,927	35,431

Total Liabilities and Stockholders’ Equity	$136,442	$101,686

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	($ in thousands, except per share data)
REVENUE:
Title service revenue, net	$47,737	$43,642	$80,987	$80,993
Escrow and related fees	24,224	23,648	40,342	41,348
Appraisal service revenue	4,939	—	4,939	—
Other income	2,638	1,012	4,817	2,483

Total Revenue	79,538	68,302	131,085	124,824

EXPENSES:
Personnel costs	45,767	41,325	80,620	77,431
Rent	4,086	3,560	7,981	6,920
Provision for title insurance and escrow losses	2,081	2,634	3,067	4,476
Contract service fees	4,097	—	4,097	—
Interest expense	323	223	492	443
Other operating expenses	13,932	10,838	24,571	20,306

Total Expenses	70,286	58,580	120,828	109,576

Income before income taxes	9,252	9,722	10,257	15,248

Income taxes	3,746	3,844	4,154	6,002

Net income	5,506	5,878	6,103	9,246
Dividends on preferred stock	350	349	699	695

Earnings attributable to common shares	$5,156	$5,529	$5,404	$8,551

Net income per common share:
Basic	$0.25	$0.31	$0.28	$0.47

Diluted	$0.23	$0.28	$0.26	$0.44

Weighted average shares outstanding:
Basic	20,427,973	18,064,419	19,398,878	18,018,314

Diluted	21,971,628	19,680,926	21,112,636	19,344,205

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	($ in thousands)
Net income	$5,506	$5,878	$6,103	$9,246
Other comprehensive income:
Unrealized gain (loss) on investments, available-for-sale	(149)	210	(146)	236

Comprehensive income	$5,357	$6,088	$5,957	$9,482

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
	($ in thousands)
Balance at December 31, 2002	17,923,968	$18	$12,560	$6,616	$258	$19,452
Exercise of stock options, including associated tax benefit	391,825	—	908	—	—	908
Dividends on preferred stock	—	—	—	(1,401)	—	(1,401)
Dividends declared on common stock	—	—	—	(366)	—	(366)
Net income	—	—	—	16,560	—	16,560
Change in unrealized gain on investments available-for-sale, net of tax effect of $143	—	—	—	—	278	278

Balance at December 31, 2003	18,315,793	18	13,468	21,409	536	35,431
Issuance of common stock	2,800,000	3	8,668	—	—	8,671
Exercise of stock options, including associated tax benefit	165,825	—	361	—	—	361
Dividends on preferred stock	—	—	—	(699)	—	(699)
Dividends declared on common stock	—	—	—	(794)	—	(794)
Net income	—	—	—	6,103	—	6,103
Change in unrealized gain on investments available-for-sale, net of tax effect of $75	—	—	—	—	(146)	(146)

Balance at June 30, 2004	21,281,618	$21	$22,497	$26,019	$390	$48,927

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2004	2003
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,103	$9,246
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,238	2,438
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(738)	(87)
Notes and other receivables	745	(49)
Deposits and other assets	(1,570)	465
Accounts payable and accrued expenses	(3,877)	(2,396)
Reserve for title insurance and escrow losses	1,818	2,635
Other operating activity	2,065	(476)

Net Cash Flows provided by Operating Activities	7,784	11,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment and title plant	(3,929)	(3,020)
Purchase of subsidiaries, net of acquired cash	(24,721)	(3,165)
Net purchases of marketable securities	(2,721)	(6,260)

Net Cash Flows provided by (used in) Investing Activities	(31,371)	(12,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt	16,000	2,250
Repayment of debt	(1,349)	(1,393)
Proceeds from the issuance of common stock, net	9,032	400
Payment of common dividends	(369)	—
Payment of preferred dividends	(699)	(699)

Net Cash Flows used in Financing Activities	22,615	558

NET DECREASE IN CASH AND CASH EQUIVALENTS	(972)	(111)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	20,302	19,615

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$19,330	$19,504

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2004 and 2003

(Unaudited)

Note 1 – Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and intercompany eliminations) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

As a result of acquiring Nationwide Appraisal Services Corporation (“Nationwide”) (See Note 3), the Company now also generates revenue by providing appraisal and valuation services. Appraisal service revenue is recognized as revenue at the time the appraisal report is provided to the customer.

Contract services fees is a new expense item for the Company, resulting from the acquired operations of Nationwide. This expense item includes fees paid to third party appraisers and abstractors who conduct valuation services and title searches throughout the United States.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Six Months Ended June 30, 2004 and 2003

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	($ in thousands, except per share data)
Earnings attributable to common shares	$5,156	$5,529	$5,404	$8,551
Deduct pro forma total stock-based employee compensation determined under fair-value-based method for all rewards, net of tax	(165)	(135)	(329)	(268)

Pro forma earnings attributable to common shares	$4,991	$5,394	$5,075	$8,283

Pro forma earnings attributable to common shares per shares per share - basic	$0.24	$0.30	$0.26	$0.46

Pro forma earnings attributable to common shares per share - diluted	$0.23	$0.27	$0.24	$0.43

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.5% for 2004 and 1.6% for 2003; dividend yields of 2% for 2004 and 0% for 2003; volatility factors of the expected market price of the Company’s common stock was 41% for 2004 and 60% for 2003; and a weighted-average expected life of the options of four years for both 2004 and 2003.

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

Six Months Ended June 30, 2004 and 2003

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

The following table sets forth the computation of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	($ in thousands, except per share data)
Earnings attributable to common shares	$5,156	$5,529	$5,404	$8,551

Basic EPS – weighted average shares outstanding	20,427,973	18,064,419	19,398,878	18,018,314

Basic earnings per share	$0.25	$0.31	$0.28	$0.47

Basic EPS – weighted average shares outstanding	20,427,973	18,064,419	19,398,878	18,018,314
Effect of dilutive securities	1,543,655	1,616,507	1,713,758	1,325,891

Dilutive EPS – weighted average shares outstanding	21,971,628	19,680,926	21,112,636	19,344,205

Diluted earnings per share	$0.23	$0.28	$0.26	$0.44

Stock options not included in diluted EPS since antidilutive	731,650	102,400	386,550	102,900

Note 3 – Acquisition

In May 2004, the Company acquired Nationwide Appraisal Services Corporation (“Nationwide”). Under the terms of the acquisition, approved by the Board of Directors for each company, the Company paid $25.0 million in cash at closing, with $3.0 million in deferred cash consideration payable if certain conditions are satisfied after the closing of the transaction. The purchase price was financed from cash on hand, proceeds from the private placement of common stock and warrants to purchase common stock, and a credit facility from a bank totaling $16.0 million (see Note 4). The credit facility includes a loan bearing interest at a fixed rate of 4.75%. The terms of the credit facility requires a $6.0 million payment of principal on September 30, 2004. The remaining $10.0 million balance outstanding under the credit facility will be amortized over a five year period with monthly payments of $166,667 plus interest. The operations of Nationwide have been included in the consolidated financial statements of the Company since May 1, 2004, which was the effective date of the transaction.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Six Months Ended June 30, 2004 and 2003

The purchase price, and direct transaction costs were allocated to the assets purchased and liabilities assumed, based on their respective fair values at the date of acquisition. However, changes to the estimates of the fair values of Nationwide’s assets acquired and liabilities assumed may be necessary as evaluations of those assets and liabilities are completed and as additional information becomes available. Included in this allocation of the purchase was $23.2 million of goodwill and two other intangible assets; approximately $50,000 for a covenant not to compete agreements with former stockholders of Nationwide, which is amortized over the three-year term of the agreement, and approximately $456,000 was allocated to Nationwide’s backlog of opened orders, which was fully amortized during the quarter. The following table summarizes the estimated fair values of the allocation of the purchase price and direct acquisition costs to the assets and liabilities acquired at the date of purchase ($ in thousands):

Assets and (Liabilities) Acquired:
Cash and cash equivalents	$279
Accounts receivable, net	4,518
Deposits and other assets	118
Property and equipment, net	3,402
Goodwill	23,194
Other intangible assets	506
Accounts payable and accrued expenses	(5,374)
Reserve for title insurance and escrow losses	(75)
Debt	(1,568)

Total	$25,000

Selected unaudited pro forma combined results of operations for the six month periods ended June 30, 2004 and 2003, assuming the acquisition of Nationwide occurred on January 1, 2003, as follows (in thousands, except per share data):

	Six months ended June 30,
	2004	2003
Total revenue	$145,729	$147,366
Income before income taxes	12,487	17,510
Net income	7,430	10,594
Earnings attributable to common shares	6,731	9,899

Net income per common share:
Basic	$0.32	$0.48
Diluted	0.29	0.45

Weighted average shares outstanding:
Basic	21,214,263	20,802,844
Diluted	22,986,681	22,128,735

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Six Months Ended June 30, 2004 and 2003

Note 4 – Common Stock Offering

In April 2004, the Company completed a private placement of 2,800,000 shares of common stock to select qualified institutional and other investors at a price of $3.60 per share for aggregate gross proceeds of approximately $10.1 million. The Company also granted to the investors warrants to acquire an aggregate of 560,000 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable for a period of five years. In addition, the Company issued warrants to the placement agents to purchase up to 329,252 shares of common stock of the Company at an exercise price of $4.00 per share. The warrants issued to the placement agents had a fair market value of approximately $0.4 million at the completion date of the private placement. The Company utilized the Black-Scholes Model, a commonly used option pricing model, to determine the fair value of these warrants. The net proceeds from the private placement of common stock were approximately $8.7 million and were used to finance a portion of the purchase price for the acquisition of Nationwide on April 30, 2004.

Note 5 – Segment Information

The Company’s two reportable segments are Title and Escrow Services and Lender Services. Reportable segments are determined based on the organizational structure, types of products and services and market differentiation. The acquisition of Nationwide precipitated the establishment of the Lender Services segment based upon these factors.

As a result, segment information is from May 1, 2004, the acquisition date of Nationwide. Summarized financial information concerning the Company’s reportable segments is presented as follows for the six months ended June 30, 2004 (in thousands):

	Title and Escrow Services	Lender Services	Total
Revenue	$122,699	$8,386	$131,085
Pre-tax earnings	9,891	366	10,257
Assets	103,190	33,252	136,442

The activities of the reportable segments include:

Title and Escrow Services

This segment consists of wholly-owned title insurance agencies, a title insurance underwriter and parent holding company operations, including issuance and repayment of corporate debt obligations. This segment generates its revenue principally from issuing title insurance policies and providing escrow services for residential and commercial real estate transactions, services which are typically marketed to real estate agents, community banks and regional lenders in selected local markets.

Lender Services

This segment encompasses the Company’s bundled services strategy which includes appraisal and valuation services, and title insurance and escrow related services, which are marketed to regional and national lenders and mortgage brokers. Unlike the Company’s traditional title and escrow services division, this segment conducts its business on a national scope from a centralized processing center. This segment generates its revenue principally from providing appraisal and valuation services and issuing title insurance policies and providing escrow services primarily for lenders involved in residential real estate transactions.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Six Months Ended June 30, 2004 and 2003

Note 6 – Supplemental Cash Flow Information

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash activities.

	Six months ended June 30,
	2004	2003
	($ in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$237	$449
Cash paid during the period for taxes	—	7,640

Non-cash financing activities:
Issuance of note payable in connection with acquisition of Land Title	—	2,250

Note 7 – Subsequent Events

In July 2004, the Company acquired Determination Processing Services, Inc. (“DPSI”). Under the terms of the acquisition, approved by the Company’s Board of Directors and approved by shareholders of DPSI, the Company will pay $1.7 million, subject to final accounting of DPSI’s balance sheet at June 30, 2004. The purchase price was financed from cash on hand. The acquisition was effective July 1, 2004 and the operating results of the DPSI acquisition will be included in the Company’s Lender Services segment beginning July 1, 2004.

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

Overview

We are engaged in the business of issuing title insurance policies, performing escrow activities, property appraisals and other related services to residential and commercial customers in the real estate and mortgage lending industries. We have two reporting segments: (1) Title and Escrow Services and (2) Lender Services.

Title and Escrow Services

The Title and Escrow Services segment consists of our wholly-owned title insurance agencies, our title insurance underwriter and our corporate operations consisting of our finance, human resources, legal functions and executive management team and includes issuance and repayment of corporate debt obligations. Through our Title and Escrow Services segment, we provide title insurance, escrow and other title related services including collection and trust services, recordings, reconveyances and trustee’s sales guarantees, all of which are services that are typically marketed to customers in the residential and commercial real estate industry. We actively encourage our sales personnel to develop new business relationships with key referral sources in the market, such as real estate sales agents and brokers, financial institutions, local and regional home builders, real estate developers and attorneys. This segment encompasses 120 offices located in Arizona, California and Nevada, and is often described in the industry as the traditional model of marketing title and escrow services to the real estate industry.

Lender Services

In early 2004, we announced our intent to expand our product and service offerings to more directly compete for regional and national real estate lender and mortgage broker business. We envision providing a full “bundle” of real estate lender services so that we can serve as a “one-stop shop” for lenders associated with residential and commercial real estate transactions. We envision this bundle of lender services to include issuance of title insurance policies, property appraisal and valuation services, flood zone determination services, credit evaluation, and other related settlement services to customers. With our acquisition of Nationwide Appraisal Services Corporation, our Lender Services segment now issues title insurance policies and provides escrow services in 37 states, and provides appraisal and valuation services in all 50 states, both through a centralized processing center that markets its services primarily to regional and national lenders and mortgage brokers. We also added flood zone determination services to our Lender Services product offerings via an acquisition that took place effective July 1, 2004. (See Note 7 of the Notes to Financial Statements for a discussion of this subsequent event).

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses our key performance indicators (revenue, pre-tax earnings and net income) and non-financial performance indicators for our Title and Escrow Services segment (opened orders, closed orders, average revenue per closed order), as well as trends and uncertainties affecting our industry and markets and analyzes our liquidity and capital resources.

Historically, residential real estate activity has been generally slower in the winter, when fewer families move, buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the year, subject to interest rate stability. Demand for our title insurance and related services generally tracks these seasonal demand patterns of the residential real estate market, although acquisitions of other title insurance companies and changes in mortgage rates may alter these traditional seasonal demand patterns. We typically report our lowest revenue and earnings in the first quarter, with revenue and earnings increasing into the second quarter and through the third quarter and declining again in the fourth quarter.

We experienced the seasonal pattern described above during the fourth quarter of 2003 and the first quarter of 2004. In addition, the industry began to slow from the record pace of refinancings that occurred during 2003. In a typical residential transaction, a title insurance order is received from a realtor, mortgage lender, developer or buyer. When we receive the order, the title search begins and the title order has now been “opened.” Opened orders began increasing during the latter part of the first quarter, when in March, our opened order count was our strongest March on record. As our closing cycle is typically 30 to 45 days from the date an order is opened, the strong opened order count in March and early second quarter helped to improve our operating results in the second quarter 2004 compared to the first quarter 2004. Although we anticipate opened order counts to be lower in 2004 compared to 2003 levels, we are experiencing a stronger mix toward residential resale orders, which result in higher revenue per order than refinance orders. During 2004, we experienced a decrease in the average fee per closed order, however, as a result of an increase in business mix related to markets where our fee per order is traditionally less. With an anticipated decrease in overall order volume, it is imperative that we closely manage staffing levels and other costs to ensure we retain the optimal mix of superior customer service and profitability.

Due largely to the seasonal increase in demand for our services, and continued favorable real estate environment, despite increases in mortgage interest rates from historic lows in 2003, we reported net income of $5.5 million for the second quarter 2004 compared to net income of $0.6 million for the first quarter 2004.

However, net income of $5.5 million for the second quarter 2004 was lower than the $5.9 million of net income reported for the second quarter 2003 primarily due to higher costs in 2004 related to data provider contracts and a one time charge related to the Nationwide acquisition. We also reported a decline in net income to $6.1 million for the six months ended June 30, 2004 compared to $9.2 million for the same period in the prior year. The operations related to the acquisition of Nationwide Appraisal Services Corporation, which is substantially all of the operations of our Lender Services segment, provided an increase in revenue of $8.4 million in the second quarter of 2004. The services provided by our Lender Services segment traditionally produce higher margins than our Title and Escrow Services segment, however, we experienced integration costs that reduced profitability during the quarter.

Our revenue from title insurance, escrow and related services and appraisal and valuation services is primarily from three sources: residential resale, lender/refinance and commercial real estate transactions. We recognize revenue for our title and escrow services we perform when the corresponding real estate transaction closes. We recognize revenue for the appraisal and valuation services when we have completed the service and delivered the associated report or information. Typically, we receive payment for our services at the time the related real estate transaction closes. In some cases, we bill for services provided, principally related to our lending business, and collect the account receivable at a later date.

Critical Accounting Policies

There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

The following table presents information regarding the Company’s operating revenue:

	Three months ended June 30,
	2004	% of total	2003	% of total
	($ in thousands)
Title service revenue, net	$47,737	60.0%	$43,642	63.9%
Escrow and related fees	24,224	30.5	23,648	34.6
Appraisal service revenue	4,939	6.2	—	—
Other income	2,638	3.3	1,012	1.5

Total revenue	$79,538	100.0%	$68,302	100.0%

	Six months ended June 30,
	2004	% of total	2003	% of total
	($ in thousands)
Title service revenue, net	$80,987	61.8%	$80,993	64.9%
Escrow and related fees	40,342	30.8	41,348	33.1
Appraisal service revenue	4,939	3.8	—	—
Other income	4,817	3.6	2,483	2.0

Total revenue	131,085	100.0%	124,824	100.0%

Title and Escrow Services segment statistics:	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	($ in thousands, except revenue per order data)
Title Service and Escrow revenues	$68,516	$67,290	$117,884	$122,341
Opened orders	97,090	104,980	194,957	189,985
Closed orders	69,727	64,830	121,048	117,141
Average revenue per closed order	$983	$1,038	$974	$1,044

Operating Revenue

Our revenue, which is reported net of underwriting fees paid to third party title insurance underwriters, increased by $11.2 million or 16%, for the three months ended June 30, 2004 compared to the same period ended June 30, 2003. Operating revenue increased by $6.3 million or 5% for the six months ended June 30, 2004 compared to the same period ended June 30, 2003. The increase is primarily attributable to the additional operations obtained from the acquisition of Nationwide Appraisal in May 2004. Revenue related to these operations provided $8.4 million in the second quarter of 2004, $4.9 million of which related to Appraisal Service revenue, which is generated by providing appraisal services.

The increase in opened and closed orders during the six months ended June 30, 2004 was the result of a brief resurgence within the residential refinance market, particularly late in the first quarter and early in the second quarter. The increase in opened and closed orders was also due to the seasonal increase in residential real estate resale volume due to continued favorable mortgage interest rates. The decrease in average revenue per closed order reflects the increase in business mix related to markets where our fee per order is traditionally less.

The significant components of other income include interest income from invested cash balances and fixed maturity bonds, investment dividends and revenue from servicing seller-financed mortgages. Other income increased as a percentage of revenue for the three months ended June 30, 2004 to 3.3% from 1.5% compared to the same period in the prior year. The increase was the result of having a larger fixed maturity bond portfolio and average invested cash balances during the three months ended June 30, 2004 compared to the same period in the prior year. This same relationship held true for the six months ended June 30, 2004 as well, due to the larger fixed maturity bond portfolio and invested cash balances, other income provided 3.6% of revenue for the six months ended June 30, 2004 compared to 2.0% for the six months ended June 30, 2003.

Operating Expenses

The following table presents the components of the Company’s expenses and the percentage they bear to the total revenue for the respective periods:

	Three months ended June 30,
	2004	% of revenue	2003	% of revenue
	($ in thousands)
Personnel costs	$45,767	57.5%	$41,325	60.6%
Rent	4,086	5.1	3,560	5.2
Provision for title insurance and escrow losses	2,081	2.7	2,634	3.8
Contract service fees	4,097	5.2	—	—
Interest expense	323	0.4	223	0.3
Other operating expenses	13,932	17.5	10,838	15.9

	$70,286	88.4%	$58,580	85.8%

	Six months ended June 30,
	2004	% of revenue	2003	% of revenue
	($ in thousands)
Personnel costs	$80,620	61.5%	$77,431	62.1%
Rent	7,981	6.1	6,920	5.5
Provision for title insurance and escrow losses	3,067	2.4	4,476	3.6
Contract service fees	4,097	3.1	—	—
Interest expense	492	0.4	443	0.4
Other operating expenses	24,571	18.7	20,306	16.2

	$120,828	92.2%	$109,576	87.8%

Overall operating expenses increased $11.7 million or 20% and $11.3 million or 10% for the three and six months ended June 30, 2004, respectively compared to the same periods in the prior year. Operating expenses increased as a percentage of revenue to 88.4% and 92.2% for the three month and six months ended June 30, 2004 compared to 85.8% and 87.8% for the same periods in the prior year, respectively. Operating expenses were higher as a percentage of revenue primarily due to higher costs in 2004 related to data provider contracts and a one time charge related to the Nationwide acquisition.

Personnel costs are the most significant component of our operating expenses, and consist of salaries and other related expenses, commissions and incentives. Total personnel expenses increased $4.4 million and $3.2 million, or 11% and 4%, to $45.8 million and $80.6 million for the three and six months ended June 30, 2004, respectively, compared to the same period in the prior year. Personnel costs were higher for the three and six months ended June 30, 2004 resulting from an increase in commissions and incentives due to higher revenue compared to the same period in the prior year. Personnel costs were lower, as a percentage of revenue, for the three and six months ended June 30, 2004 compared to the same periods in the prior year as a result of reducing administrative staffing costs.

Rent expense increased as a percentage of revenue for the three and six months ended June 30, 2004 to 5.1% and 6.1% from 5.2% and 5.5%, respectively, for the same periods in the prior year. The increase was the result of additional office space and typical annual inflationary increases in lease rates compared to the prior year. Rent expense overall is also higher for the three and six months ended June 30, 2004 compared to the same periods in the prior year resulting from additional office locations added during 2004 and higher rent in existing locations

Provision for title insurance and escrow losses decreased as a percentage of revenue to 2.7% and 2.4% for the three and six months ended June 30, 2004, respectively, from 3.8% and 3.6%, respectively, for the same periods in the prior year. This decrease was primarily due to favorable claim experience in both our title and escrow agency operations and insurance underwriting operation.

Contract service fees is a new line item in our financial statements resulting from the acquisition of Nationwide. This line item relates to fees paid to third party appraisers and abstractors who conduct valuation services and title searches throughout the United States. This expense is variable in relation to the volume of business generated by Nationwide.

Interest expense increased to $323,000 and $492,000 for the three and six months ended June 30, 2004 compared to $223,000 and $443,000, respectively, for the same periods in the prior year. The increase is primarily due to additional debt obtained to assist with the financing of the Nationwide Appraisal acquisition.

The significant components of other operating expenses include title plant maintenance and access, supplies, utilities, insurance and allowance for bad debt, depreciation, delivery and professional fees. Other operating expenses increased $3.1 million or 29% and $4.3 million or 21% to $13.9 million and $24.6 million for the three month and six months ended June 30, 2004, respectively, compared to $10.8 million and $20.3 million for the same periods in the prior year. The increase in this expense category relates an overall increase in certain expenses in this category, such as telecommunication costs, insurance, depreciation and utilities. Additionally, we experienced an increase in costs such as title plant and other data purchased from third parties, which are typically variable in relation to revenue, but these contractual costs rose in relation to the prior year. Further, there was a one time charge during the quarter totaling $456,000 related to the amortization of the intangible asset related to the backlog of opened orders acquired in the Nationwide acquisition.

An income tax provision of $3.7 million and $4.2 million was recorded for the three and six months ended June 30, 2004, respectively, and provided an effective tax rate of 40.5% for both the three and six months ended June 30, 2004. This compares to an effective tax rate of approximately 39.5% for the same periods in the prior year.

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

In April 2004, we completed a private placement of 2,800,000 shares of common stock to select qualified institutional and other investors at a price of $3.60 per share for aggregate gross proceeds of approximately $10.1 million. We also granted to the investors and placement agents warrants to acquire an aggregate 889,252 shares of common stock at an exercise price of $4.00 per share, exercisable for a period of five years. The net proceeds from the private placement of common stock were approximately $8.7 million and were used to finance a portion of the purchase price for the acquisition of Nationwide Appraisal Services Corporation on April 30, 2004.

In May 2004, we acquired Nationwide Appraisal Services Corporation. Under the terms of the acquisition, approved by the Board of Directors for each company, we paid $25.0 million in cash at closing, with $3.0 million in deferred cash consideration payable if certain conditions are satisfied after the closing of the transaction. We paid for this acquisition through a combination of cash on hand, proceeds from the private placement of common stock and warrants to purchase common stock, and proceeds from a $16.0 million credit facility with Comerica

Bank. The Comerica Bank credit facility included a loan in the amount of $16.0 million bearing interest at a fixed rate of 4.75%. The terms of the Comerica Bank credit facility require us to make a $6.0 million payment of principal on September 30, 2004. The remaining $10.0 million balance outstanding under the Comerica Bank credit facility will be amortized over a five year period with monthly payments of approximately $166,667 plus interest.

Our Board of Directors declared our third quarterly cash dividend of $0.02 per common share, and we paid this dividend totaling $0.4 million on July 9, 2004 to stockholders of record at the close of business on June 25, 2004. We intend to continue paying a comparable quarterly cash dividend on our common stock. However, the payment of dividends depends entirely upon the discretion of our Board of Directors and may be discontinued at any time for any reason. Further, under Delaware corporate law, in the absence of current or retained earnings, we may be prohibited from paying dividends, whether in cash or otherwise.

We have two $3.0 million revolving lines of credit. Outstanding borrowings bear interest at the prime rate (4.25% at June 30, 2004). At June 30, 2004, there were no borrowings under either of these credit facilities. There is $0.7 million committed against one of the credit lines for standby letters of credit pursuant to office leases and a group insurance policy.

Cash flows provided by operating activities were $7.8 million for the six months ended June 30, 2004 compared to cash flows provided by operating activities of $11.8 during the same period in the prior year. The decrease in cash provided is the result of an increase in receivables. A substantial component of our personnel expense includes incentive bonuses, which are earned by employees during the year, a significant portion of which is paid after the end of the year. During March 2004, we paid approximately $11.1 million for incentive bonuses that were accrued at December 31, 2003 as part of accounts payable and accrued expenses. The significant non-operating uses of cash for the six months ended June 30, 2004 included investment activities.

Our title insurance underwriter, United Title Insurance Company, is subject to regulations that limit its ability to pay dividends or make loans or advances to its parent, principally for the protection of policyholders. Generally, the total amount of dividends and distributions is limited to the greater of 10% of United Title Insurance Company’s surplus, which amount was $13.4 million as of December 31, 2003, or 100% of net income for the year period ended December 31, 2003, provided that the amount does not exceed United Title Insurance Company’s earned surplus. Under these restrictions, United Title Insurance Company could pay, to its parent, dividends of $4.4 million during 2004 without prior regulatory approval. Of our $19.3 million in cash and cash equivalents at June 30, 2004, $4.9 million relates to United Title Insurance Company and would be subject to the aforementioned restrictions. Of our $27.6 million investment portfolio, consisting of short term investments, fixed maturity bonds and equity securities, $26.8 million relates to United Title Insurance and would be subject to the aforementioned restrictions.

In July 2004, the Company acquired Determination Processing Services, Inc. (“DPSI”). Under the terms of the acquisition, approved by the Company’s Board of Directors and approved by shareholders of DPSI, the Company will pay $1.7 million, subject to final accounting of DPSI’s balance sheet at June 30, 2004. The purchase price was financed from cash on hand. The acquisition was effective July 1, 2004 and the operating results of the DPSI acquisition will be included in the Company’s Lender Services segment beginning July 1, 2004.

We believe that cash on hand, anticipated future cash receipts and borrowings available under our credit facilities will be sufficient to meet our operating plans and to pay all obligations as they become due for the next twelve months. In addition, we believe that such sources will be sufficient to meet our expansion and operating plans for the foreseeable future.

Seasonality and Quarterly Results

Historically, residential real estate activity has been generally slower in the winter, when fewer families move, buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity is generally more uniform throughout the year, subject to interest rate stability. Demand for our title insurance and related settlement services generally tracks these seasonal demand patterns of the residential real estate market, although acquisitions of other title insurance and related settlement service companies and changes in interest rates may alter these traditional seasonal demand patterns. We typically report our lowest revenue and earnings in the first quarter, with revenue and earnings increasing into the second quarter and through the third quarter and declining again in the fourth quarter.

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

	Three Months Ended
	June 30, 2003	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004
	($ in thousands, except per share data)
Total revenue	$68,302	$73,451	$51,970	$51,547	$79,538
Net income	5,878	5,760	1,554	597	5,506
Earnings attributable to common shares	5,529	5,407	1,201	248	5,156
Net income per common share	$0.28	$0.27	$0.06	$0.01	$0.23

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

The Company’s Annual Meeting of Stockholders was held on May 21, 2004. The matter voted on at the Annual Meeting was as follows:

(a) Election of a slate of directors to serve a three-year term.

This matter, voted on at the Annual Meeting, was approved by stockholders as follows:

	Votes For	Votes Against	Votes Abstained
Board of Director nominees:
Donald R. Head	13,730,873	241,185	—
Theo F. Lamb	12,450,887	1,521,171	—

The Company’s Board of Directors currently consists of seven members and is divided into three classes, each with three-year terms. The following board members with terms not expiring on the May 21, 2003 Annual Meeting: David C. Dewar, Terry S. Jacobs, Robert B. Liverant, Ben T. Morris and Stephen A McConnell.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (*)

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	32.2 Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

(*)	Filed herewith.

During the three months ended June 30, 2004, the Company filed the following Current Reports on Form 8-K:

Current Report on Form 8-K dated April 29, 2004 – Pursuant to Item 5, the Company reported that it had issued a news release announcing the completion of $10.1 million private placement of its common stock and warrants to purchase its common stock. A copy of the news was furnished as an Exhibit to that Current Report on Form 8-K and was incorporated therein by reference.

Current Report on Form 8-K dated May 4, 2004 – Pursuant to Items 7 and 12, the Company reported that it had issued a news release announcing the Company’s results of operations for its first quarter ended March 31, 2004. A copy of the news release was furnished as an Exhibit to that Current Report on Form 8-K and was incorporated therein by reference.

Current Report on Form 8-K dated May 5, 2004 – Pursuant to Items 2, 5 and 7, the Company reported that it had completed the acquisition of Nationwide Appraisal Services Corporation. A copy of the news release and all required historical financial statements and all required pro forma financial statements were furnished as Exhibits to that Current Report on Form 8-K and was incorporated therein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TITLE GROUP, INC.

By:	/s/ Donald R. Head	Date: July 27, 2004
Donald R. Head
Chairman of the Board, President and
Chief Executive Officer

By:	/s/ Mark C. Walker	Date: July 27, 2004
Mark C. Walker
Vice President, Chief Financial Officer,
Secretary and Treasurer