Form 10-Q
period 2004-09-30
CAPITAL TITLE GROUP INC
filed 2004-10-29
CIK 1017158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

Common Stock, $.001 par value, 21,351,668 shares as of October 27, 2004.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$18,846	$20,302
Short term investments	5,300	6,383
Fixed maturity bonds, available-for-sale	15,753	13,784
Equity securities, available-for-sale	5,320	4,840

Cash and invested assets	45,219	45,309

Accounts receivable, net	8,819	2,642
Notes and other receivables	2,901	3,341
Property and equipment, net	23,519	18,077
Title plant	7,866	5,788
Goodwill and other intangibles	45,517	20,274
Deposits and other assets	7,198	5,416
Deferred income taxes, net	—	839

Total Assets	$141,039	$101,686

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$28,705	$22,119
Reserve for title insurance and escrow losses	13,714	10,909
Long-term debt	22,957	13,520
Deferred income taxes, net	485	—
Other liabilities	3,624	2,191

Total Liabilities	69,485	48,739
Redeemable preferred stock, 8% cumulative dividend, redeemable after 2023 for redemption value of $100 per share, $.001 par value, 175,162 shares issued and outstanding in 2004 and 2003, respectively	17,516	17,516
Stockholders’ Equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 21,335,818 and 18,315,793 shares issued and outstanding in 2004 and 2003, respectively	21	18
Undesignated preferred stock, $.001 par value, 9,824,838 shares authorized, none of which have been issued or outstanding	—	—
Additional paid-in capital	22,589	13,468
Retained earnings	30,925	21,409
Accumulated other comprehensive income	503	536

Total Stockholders’ Equity	54,038	35,431

Total Liabilities and Stockholders’ Equity	$141,039	$101,686

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	($ in thousands, except per share data)
REVENUE:
Title service revenue, net	$46,066	$47,073	$127,053	$128,066
Escrow and related fees	22,123	25,425	62,465	66,773
Appraisal service revenue	7,125	—	12,064	—
Other income	3,756	953	8,573	3,436

Total Revenue	79,070	73,451	210,155	198,275

EXPENSES:
Personnel costs	43,170	43,809	123,790	121,240
Rent	4,313	3,635	12,294	10,555
Provision for title insurance and escrow losses	1,557	3,071	4,624	7,547
Contract service fees	6,821	—	10,918	—
Interest expense	368	228	860	671
Other operating expenses	13,668	13,133	38,239	33,439

Total Expenses	69,897	63,876	190,725	173,452

Income before income taxes	9,173	9,575	19,430	24,823

Income taxes	3,488	3,815	7,642	9,817

Net income	5,685	5,760	11,788	15,006
Dividends on preferred stock	353	353	1,052	1,048

Earnings attributable to common shares	$5,332	$5,407	$10,736	$13,958

Net income per common share:
Basic	$0.25	$0.30	$0.54	$0.77

Diluted	$0.23	$0.27	$0.49	$0.71

Weighted average shares outstanding:
Basic	21,307,906	18,222,710	20,039,866	18,087,195

Diluted	23,127,132	20,165,998	21,782,955	19,618,885

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	($ in thousands)
Net income	$5,685	$5,760	$11,788	$15,006
Other comprehensive income:
Unrealized gain (loss) on investments, available-for-sale	113	(60)	(33)	176

Comprehensive income	$5,798	$5,700	$11,755	$15,182

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
	($ in thousands)
Balance at December 31, 2002	17,923,968	$18	$12,560	$6,616	$258	$19,452
Exercise of stock options, including associated tax benefit	391,825	—	908	—	—	908
Dividends on preferred stock	—	—	—	(1,401)	—	(1,401)
Dividends declared on common stock	—	—	—	(366)	—	(366)
Net income	—	—	—	16,560	—	16,560
Change in unrealized gain on investments available-for-sale, net of tax effect of $143	—	—	—	—	278	278

Balance at December 31, 2003	18,315,793	18	13,468	21,409	536	35,431
Issuance of common stock	2,800,000	3	8,668	—	—	8,671
Exercise of stock options, including associated tax benefit	220,025	—	453	—	—	453
Dividends on preferred stock	—	—	—	(1,052)	—	(1,052)
Dividends declared on common stock	—	—	—	(1,220)	—	(1,220)
Net income	—	—	—	11,788	—	11,788
Change in unrealized gain on investments available-for-sale, net of tax effect of $17	—	—	—	—	(33)	(33)

Balance at September 30, 2004	21,335,818	$21	$22,589	$30,925	$503	$54,038

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2004	2003
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,788	$15,006
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,654	3,584
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(972)	1,396
Notes and other receivables	440	(39)
Deposits and other assets	(17)	753
Accounts payable and accrued expenses	(7)	(1,100)
Reserve for title insurance and escrow losses	2,730	4,262
Other operating activity	2,310	2,717

Net Cash Flows provided by Operating Activities	20,926	26,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment and title plant	(8,155)	(4,761)
Purchase of subsidiaries, net of acquired cash	(27,975)	(2,903)
Net purchases of marketable securities	(1,399)	(6,884)

Net Cash Flows used in Investing Activities	(37,529)	(14,548)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of debt	16,000	2,250
Repayment of debt	(8,131)	(4,523)
Proceeds from the issuance of common stock, net	9,124	600
Payment of common dividends	(794)	—
Payment of preferred dividends	(1,052)	(1,052)

Net Cash Flows provided by (used in) Financing Activities	15,147	(2,725)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,456)	9,306

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	20,302	19,615

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$18,846	$28,921

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2004 and 2003

(Unaudited)

Note 1 – Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and intercompany eliminations) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

As a result of acquiring Nationwide Appraisal Services Corporation (“Nationwide”) (See Note 3), the Company now also generates revenue by providing appraisal and valuation services. Appraisal service revenue is recognized as revenue at the time the appraisal report is provided to the customer, and is presented in the financial statement line item entitled, Appraisal service revenue. Additionally, the Company now also generates revenue by providing flood zone determination reports resulting from an acquisition effective July 1, 2004 of Determination Processing Services, Inc., which was subsequently renamed to Nationwide TotalFlood Services, Inc. (See Note 3). This new revenue stream is generally recognized at the time the flood zone determination report is provided to the customer, and is reflected in Other income in the condensed consolidated statements of operation.

Contract services fees is a new expense item for the Company, resulting from the acquired operations of Nationwide. This expense item includes fees paid to third party appraisers and abstractors who conduct valuation services and title searches throughout the United States.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Nine Months Ended September 30, 2004 and 2003

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	($ in thousands, except per share data)
Earnings attributable to common shares	$5,332	$5,407	$10,736	$13,958
Deduct pro forma total stock-based employee compensation determined under fair-value- based method for all rewards, net of tax	178	145	507	412

Pro forma earnings attributable to common shares	$5,154	$5,262	$10,229	$13,546

Pro forma earnings attributable to common shares per shares per share - basic	$0.24	$0.29	$0.51	$0.75
Pro forma earnings attributable to common shares per share - diluted	$0.22	$0.26	$0.47	$0.69

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.1% for 2004 and 2.2% for 2003; dividend yields of 1.6% for 2004 and 0% for 2003; volatility factors of the expected market price of the Company’s common stock was 39% for 2004 and 50% for 2003; and a weighted-average expected life of the options of four years for both 2004 and 2003.

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

Nine Months Ended September 30, 2004 and 2003

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

The following table sets forth the computation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	($ in thousands, except per share data)
Earnings attributable to common shares	$5,332	$5,407	$10,736	$13,958

Basic EPS – weighted average shares outstanding	21,307,906	18,222,710	20,039,866	18,087,195

Basic earnings per share	0.25	$0.30	0.54	$0.77

Basic EPS – weighted average shares outstanding	21,307,906	18,222,710	20,039,866	18,087,195
Effect of dilutive securities	1,819,226	1,943,288	1,743,089	1,531,690

Dilutive EPS – weighted average shares outstanding	23,127,132	20,165,998	21,782,955	19,618,885

Diluted earnings per share	$0.23	$0.27	$0.49	$0.71

Stock options not included in diluted EPS since antidilutive	136,950	—	418,950	251,150

Note 3 – Acquisition

In July 2004, the Company acquired Determination Processing Services, Inc., which was subsequently renamed Nationwide TotalFlood Services, Inc. (“Nationwide TotalFlood”). Under the terms of the acquisition, approved by the Board of Directors for each company, the purchase price was $1.7 million. The purchase price was financed from cash on hand. The operations of Nationwide TotalFlood have been included in the consolidated financial statements of the Company since July 1, 2004, which was the effective date of the transaction.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Nine Months Ended September 30, 2004 and 2003

The purchase price, and direct transaction costs were allocated to the assets purchased and liabilities assumed, based on their respective fair values at the date of acquisition. However, changes to the estimates of the fair values of Nationwide’s assets acquired and liabilities assumed may be necessary as evaluations of those assets and liabilities are completed and as additional information becomes available. Included in this allocation of the purchase was $2.0 million of goodwill. The following table summarizes the estimated fair values of the allocation of the purchase price and direct acquisition costs to the assets and liabilities acquired at the date of purchase ($ in thousands):

Assets and (Liabilities) Acquired:
Cash and cash equivalents	$2
Accounts receivable, net	687
Deposits and other assets	47
Property and equipment, net	127
Goodwill	2,033
Accounts payable and accrued expenses	(792)
Other liabilities	(448)

Total	$1,656

In May 2004, the Company acquired Nationwide Appraisal Services Corporation (“Nationwide”). Under the terms of the acquisition, approved by the Board of Directors for each company, the Company paid $25.0 million in cash at closing, with $3.0 million in deferred cash consideration payable if certain conditions are satisfied after the closing of the transaction. The purchase price was financed from cash on hand, proceeds from the private placement of common stock and warrants to purchase common stock, and a credit facility from a bank totaling $16.0 million (see Note 4). The credit facility includes a loan bearing interest at a fixed rate of 4.75%. The terms of the credit facility required a $6.0 million payment of principal on September 30, 2004. The remaining $10.0 million balance outstanding under the credit facility will be amortized over a five year period with monthly payments of $166,667 plus interest. The operations of Nationwide have been included in the consolidated financial statements of the Company since May 1, 2004, which was the effective date of the transaction.

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

Selected unaudited pro forma combined results of operations for the nine month periods ended September 30, 2004 and 2003, assuming the acquisition of Nationwide occurred on January 1, 2003, as follows (in thousands, except per share data):

	Nine months ended September 30,
	2004	2003
Total revenue	$224,792	$232,646
Income before income taxes	21,724	28,036
Net income	13,187	16,962
Earnings attributable to common shares	12,135	15,914

Net income per common share:
Basic	$0.57	$0.76
Diluted	0.53	0.71

Weighted average shares outstanding:
Basic	21,245,705	20,887,195
Diluted	22,988,794	22,418,885

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Nine Months Ended September 30, 2004 and 2003

Note 4 – Common Stock Offering

In April 2004, the Company completed a private placement of 2,800,000 shares of common stock to select qualified institutional and other investors at a price of $3.60 per share for aggregate gross proceeds of approximately $10.1 million. The Company also granted to the investors warrants to acquire an aggregate of 560,000 shares of common stock of the Company at an exercise price of $4.00 per share, exercisable for a period of five years. In addition, the Company issued warrants to the placement agents to purchase up to 329,252 shares of common stock of the Company at an exercise price of $4.00 per share. The warrants issued to the placement agents had a fair market value of approximately $0.4 million at the completion date of the private placement. The Company utilized the Black-Scholes Model, a commonly used option pricing model, to determine the fair value of these warrants. The net proceeds from the private placement of common stock were $8.7 million and were used to finance a portion of the purchase price for the acquisition of Nationwide on April 30, 2004.

Note 5 – Segment Information

The Company’s two reportable segments are Title and Escrow Services and Lender Services. Reportable segments are determined based on the organizational structure, types of products and services and market differentiation. The acquisition of Nationwide precipitated the establishment of the Lender Services segment based upon these factors.

As a result, segment information is from May 1, 2004, the acquisition date of Nationwide. Summarized financial information concerning the Company’s reportable segments is presented as follows for the three and nine months ended September 30, 2004 (in thousands):

	Three months ended September 30, 2004			Nine months ended September 30, 2004
	Title and Escrow Services	Lender Services	Total	Title and Escrow Services	Lender Services	Total
Revenue	$64,434	$14,636	$79,070	$187,133	$23,022	$210,155
Pre-tax earnings	7,604	1,569	9,173	17,495	1,935	19,430
Assets	101,243	39,796	141,039	101,243	39,796	141,039

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

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Nine Months Ended September 30, 2004 and 2003

Lender Services

This segment encompasses the Company’s bundled services strategy which includes appraisal and valuation services, title insurance and escrow related services and flood zone determination services, which are marketed to regional and national lenders and mortgage brokers. Unlike the Company’s traditional title and escrow services division, this segment conducts its business on a national scope from centralized processing centers. This segment generates its revenue principally from providing appraisal and valuation services, issuing title insurance policies and providing escrow services as well as flood zone determination reports primarily for lenders involved in residential real estate transactions.

Note 6 – Supplemental Cash Flow Information

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash activities.

	Nine months ended September 30,
	2004	2003
	($ in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$853	$554
Cash paid during the period for taxes	2,743	4,139

Non-cash financing activities:
Issuance of note payable in connection with acquisition of Land Title	$—	$2,250

Note 7 – Subsequent Events

In October 2004, the Company announced that CTG Real Estate Information Services, a subsidiary of the Company, had executed a definitive agreement to acquire the assets of Real Estate Appraisal Services, Inc. (“REAS”) from Charter One Bank. REAS is a provider of appraisal and flood determination services for residential and commercial property, primarily in 34 counties in five states including branch offices in Illinois, Michigan, New York and Ohio, and had unaudited revenue of $33.6 million for the year ended December 31, 2003. The purchase price was primarily in the form of discounted fees for future appraisal services to be provided by REAS to the seller for a period of three years.

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

Title and Escrow Services

The Title and Escrow Services segment consists of our wholly-owned title insurance agencies, our title insurance underwriter and our corporate operations consisting of our finance, human resources, legal functions and executive management team and includes issuance and repayment of corporate debt obligations. Through our Title and Escrow Services segment, we provide title insurance, escrow and other title related services including collection and trust services, recordings, reconveyances and trustee’s sales guarantees, all of which are services that are typically marketed to customers in the residential and commercial real estate industry. We actively encourage our sales personnel to develop new business relationships with key referral sources in the market, such as real estate sales agents and brokers, financial institutions, local and regional home builders, real estate developers and attorneys. This segment encompasses 130 offices located in Arizona, California and Nevada, and is often described in the industry as the traditional model of marketing title and escrow services to the real estate industry.

Lender Services

In early 2004, we announced our intent to expand our product and service offerings to more directly compete for regional and national real estate lender and mortgage broker business. We envision providing a full “bundle” of real estate lender services so that we can serve as a “one-stop shop” for lenders associated with residential and commercial real estate transactions. We envision this bundle of lender services to include issuance of title insurance policies, property appraisal and valuation services, flood zone determination services, credit evaluation, and other related settlement services to customers. With our acquisition of Nationwide Appraisal Services Corporation, our Lender Services segment now issues title insurance policies and provides escrow services in 37 states, and provides appraisal and valuation services in all 50 states, both through a centralized processing center that markets its services primarily to regional and national lenders and mortgage brokers. We also added flood zone determination services to our Lender Services product offerings via our acquisition of Determination Processing Services, Inc., subsequently renamed Nationwide TotalFlood Services, Inc., which took place effective July 1, 2004. (See Note 3 of the Notes to Condensed Consolidated Financial Statements for a discussion of these acquisitions).

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

In a typical residential transaction, a title insurance order is received from a realtor, mortgage lender, developer or buyer. When we receive the order, the title search begins and the title order has now been “opened.” Opened orders began increasing during the latter part of the first quarter 2004, and have remained relatively strong throughout the summer, which translated into improved earnings for both second and third quarter compared to first quarter of 2004. Although we anticipate opened order counts to be lower in 2004 compared to 2003 levels, we are experiencing a stronger mix toward residential resale orders, which result in higher revenue per order than refinance orders. During 2004, we have experienced an increase in the average fee per closed order through the nine months ended September 30, 2004, predominately due to an increase in business mix in favor of residential resale rather than mortgage refinance business, which was particularly strong in 2003. With an anticipated decrease in overall order volume, it is imperative that we closely manage staffing levels and other costs to ensure we retain the optimal mix of superior customer service and profitability. We also anticipate opened order counts to decline in the fourth quarter compared to summer levels, consistent with the traditional seasonal demand patterns, as previously discussed.

When comparing the results of our third quarter to second quarter, we continued to experience a relatively favorable real estate environment, despite increases in mortgage interest rates from historic lows in 2003. However, revenue from our title and escrow services segment was lower due to declining order volume. This decline was offset by increased revenue of $6.3 million from our Lender Services segment. We reported net income before taxes of $9.2 million for the third quarter 2004 compared to net income before taxes of $9.3 million for the second quarter 2004.

Net income before taxes of $9.2 million for the third quarter 2004 was lower than the $9.6 million of net income before taxes reported for the third quarter 2003 primarily due to higher costs in 2004 related to data provider contracts, additional rent related to more office locations and interest expense related to increased debt to finance acquisitions. We also reported a decline in net income before taxes to $19.4 million for the nine months ended September 30, 2004 compared to $24.8 million for the same period in the prior year. The operations related to the acquisition of Nationwide Appraisal Services Corporation and DPSI, which comprise the operations of our Lender Services segment, provided an increase in revenue of $23.0 million. The operations of our Lender Services segment are anticipated to traditionally produce higher margins than our Title and Escrow Services segment, however, we experienced integration and higher processing costs in the second quarter that reduced profitability for the nine months ended September 30, 2004, compared to the same period in the prior year.

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

Results of Operations

The following table presents information regarding the Company’s operating revenue:

	Three months ended September 30,
	2004	% of total	2003	% of total
	($ in thousands)
Title service revenue, net	$46,066	58.3%	$47,073	64.1%
Escrow and related fees	22,123	28.0	25,425	34.6
Appraisal service revenue	7,125	9.0	—	—
Other income	3,756	4.7	953	1.3

Total revenue	$79,070	100.0%	$73,451	100.0%

	Nine months ended September 30,
	2004	% of total	2003	% of total
	($ in thousands)
Title service revenue, net	$127,053	60.5%	$128,066	64.6%
Escrow and related fees	62,465	29.7	66,773	33.7
Appraisal service revenue	12,064	5.7	—	—
Other income	8,573	4.1	3,436	1.7

Total revenue	$210,155	100.0%	$198,275	100.0%
Title and Escrow Services segment statistics:
	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	($ in thousands, except revenue per order data)
Title Service and Escrow revenues	$61,791	$72,498	$179,675	$194,839
Opened orders	86,182	129,738	281,139	319,723
Closed orders	60,434	80,037	181,482	197,178
Average revenue per closed order	$1,022	$906	$990	$988

Operating Revenue

Our revenue, which is reported net of underwriting fees paid to third party title insurance underwriters, increased by $5.6 million or 8% for the three months ended September 30, 2004 compared to the same period ended September 30, 2003. Operating revenue increased by $11.9 million or 6% for the nine months ended September 30, 2004 compared to the same period ended September 30, 2003. The increase is primarily attributable to the additional operations obtained from the acquisitions of Nationwide Appraisal in May 2004 and Nationwide TotalFlood in July 2004. Revenue related to these two newly acquired operations provided $23.0 million for the nine months ended September 30, 2004, $12.1 million of which related to Appraisal Service revenue.

The decrease in opened and closed orders during the nine months ended September 30, 2004 was the result of a decline in residential mortgage refinancings during 2004 compared to the prior year. The increase in average revenue per closed order reflects the increase in business mix in favor of residential resale transactions, which typically garner higher revenue per order.

The significant components of other income include revenue from flood zone determination services, interest income from invested cash balances and fixed maturity bonds, investment dividends and revenue from servicing seller-financed mortgages. Other income increased as a percentage of revenue for the three months ended

September 30, 2004 to 4.7% from 1.3% compared to the same period in the prior year. The increase was the result of the inclusion of flood zone determination operations, acquired July 1, 2004 and having a larger fixed maturity bond portfolio during the three months ended September 30, 2004 compared to the same period in the prior year. The increase in percentage of revenue coming from Other income held true for the nine months ended September 30, 2004 as well, due to a larger fixed maturity bond portfolio and invested cash balances, and the inclusion of flood determination operations since July 1, 2004. Other income provided 4.1% of revenue for the nine months ended September 30, 2004 compared to 1.7% for the nine months ended September 30, 2003.

Operating Expenses

The following table presents the components of the Company’s expenses and the percentage they bear to the total revenue for the respective periods:

	Three months ended September 30,
	2004	% of revenue	2003	% of revenue
	($ in thousands)
Personnel costs	$43,170	54.6%	$43,809	59.6%
Rent	4,313	5.5	3,635	5.0
Provision for title insurance and escrow losses	1,557	2.0	3,071	4.2
Contract service fees	6,821	8.6	—	—
Interest expense	368	0.5	228	0.3
Other operating expenses	13,668	17.2	13,133	17.9

	$69,897	88.4%	$63,876	87.0%

	Nine months ended September 30,
	2004	% of revenue	2003	% of revenue
	($ in thousands)
Personnel costs	$123,790	58.9%	$121,240	61.1%
Rent	12,294	5.9	10,555	5.3
Provision for title insurance and escrow losses	4,624	2.2	7,547	3.8
Contract service fees	10,918	5.2	—	—
Interest expense	860	0.4	671	0.3
Other operating expenses	38,239	18.2	33,439	16.9

	$190,725	90.8%	$173,452	87.4%

Overall operating expenses increased $6.0 million or 9.4% and $17.3 million or 10.0% for the three and nine months ended September 30, 2004, respectively compared to the same periods in the prior year. Operating expenses increased as a percentage of revenue to 88.4% and 90.8% for the three month and nine months ended September 30, 2004 compared to 87.0% and 87.4% for the same periods in the prior year, respectively. Operating expenses were higher as a percentage of revenue primarily due to higher costs in 2004 related to data provider contracts and increased rental costs related to expansion of operations into new and existing markets.

Personnel costs are the most significant component of our operating expenses, and consist of salaries and other related expenses, commissions and incentives. Total personnel expenses decreased $0.6 million and increased $2.6 million, or 1.5% and 2.1%, to $43.2 million and $123.8 million for the three and nine months ended September 30, 2004, respectively, compared to the same period in the prior year. Personnel costs were lower for the three months ended September 30, 2004 resulting from a decrease in commissions and incentives due to lower title and escrow revenue compared to the same period in the prior year. Personnel costs were higher for the nine months ended September 30, 2004 resulting from the additional operations acquired as part of our Lender Services segment. Personnel costs were lower, as a percentage of revenue, for the three and nine months ended September 30, 2004 compared to the same periods in the prior year as a result of the mix of revenue coming from the operations of Nationwide which have lower personnel costs due to the use of third party appraisers and abstractors (See Contract service fees below).

Rent expense increased as a percentage of revenue for the three and nine months ended September 30, 2004 to 5.5% and 5.9% from 5.0% and 5.3%, respectively, for the same periods in the prior year. The increase was the result of additional office space to accommodate further expansion into new and existing markets, and contractual increases in existing leases. Rent expense overall is also higher for the three and nine months ended September 30, 2004 compared to the same periods in the prior year as previously discussed.

Provision for title insurance and escrow losses decreased as a percentage of revenue to 2.0% and 2.2% for the three and nine months ended September 30, 2004, respectively, from 4.2% and 3.8%, respectively, for the same periods in the prior year. This decrease was primarily due to favorable claim experience in both our title and escrow agency operations and insurance underwriting operation. In addition, this percentage will decline as we increase revenue from our appraisal operations, which has no provision for such losses.

Contract service fees is a relatively new line item in our financial statements resulting from the acquisition of Nationwide. This line item relates to fees paid to third party appraisers and abstractors who conduct valuation services and title searches throughout the United States. This expense is variable in relation to the volume of business generated by Nationwide.

Interest expense increased to $0.4 million and $0.9 million for the three and nine months ended September 30, 2004 compared to $0.2 million and $0.7 million, respectively, for the same periods in the prior year. The increase is primarily due to additional debt obtained during 2004 to assist with the financing of the Nationwide Appraisal acquisition.

The significant components of other operating expenses include title plant maintenance and access, supplies, utilities, insurance and allowance for bad debt, depreciation, delivery and professional fees. Other operating expenses increased $0.5 million or 4.1% and $4.8 million or 14.4% to $13.7 million and $38.2 million for the three month and nine months ended September 30, 2004, respectively, compared to $13.1 million and $33.4 million for the same periods in the prior year. The increase in this expense category relates an overall increase in certain expenses in this category, such as telecommunication costs, insurance, depreciation and utilities. Additionally, we experienced an increase in costs related to title plant and other data purchased from third parties, which are typically variable in relation to revenue, but these contractual costs rose in relation to the prior year.

An income tax provision of $3.5 million and $7.6 million was recorded for the three and nine months ended September 30, 2004, respectively, and provided an effective tax rate of 38.0% and 39.3% for the three and nine months ended September 30, 2004, respectively. This compares to an effective tax rate of approximately 39.8% and 39.5%, respectively, for the same periods in the prior year.

Liquidity and Capital Resources

We require capital above our ongoing operating needs to expand our geographical base, further implement our market penetration program, recruit and train new personnel and purchase additional property and equipment to implement our expansion program. During the three months ended September 30, 2004, we financed our operating and business development activities through operating cash flows and through the use of cash on hand.

In April 2004, we completed a private placement of 2,800,000 shares of common stock to select qualified institutional and other investors at a price of $3.60 per share for aggregate gross proceeds of approximately $10.1 million. We also granted to the investors and placement agents warrants to acquire an aggregate 889,252 shares of common stock at an exercise price of $4.00 per share, exercisable for a period of five years. The net proceeds from the private placement of common stock were $8.7 million and were used to finance a portion of the purchase price for the acquisition of Nationwide Appraisal Services Corporation on April 30, 2004.

In April 2004, we acquired Nationwide Appraisal Services Corporation. Under the terms of the acquisition, approved by the Board of Directors for each company, we paid $25.0 million in cash at closing, with $3.0 million in deferred cash consideration payable if certain conditions are satisfied after the closing of the transaction. We paid for this acquisition through a combination of cash on hand, proceeds from the private placement of common stock and warrants to purchase common stock, and proceeds from a $16.0 million credit facility with Comerica Bank. The Comerica Bank credit facility included a loan in the amount of $16.0 million bearing interest at a fixed rate of 4.75%. Under the terms of the Comerica Bank credit facility we made a $6.0 million payment of principal on September 30, 2004. The remaining $10.0 million balance outstanding under the Comerica Bank credit facility will be amortized over a five year period with monthly payments of approximately $166,667 plus interest.

In July 2004 we acquired Determination Processing Services, Inc., subsequently renamed Nationwide TotalFlood Services, Inc. Under the terms of the acquisition, approved by the Board of Directors for each company, the purchase price was $1.7 million. The purchase price was financed by cash on hand.

Our Board of Directors declared a quarterly cash dividend of $0.02 per common share, and we paid this dividend totaling $0.4 million on October 8, 2004 to stockholders of record at the close of business on September 24, 2004. This common dividend payable was reflected in accounts payable and accrued expenses on the condensed consolidated balance sheet at September 30, 2004. We intend to continue paying a comparable quarterly cash dividend on our common stock. However, the payment of dividends depends entirely upon the discretion of our Board of Directors and may be discontinued at any time, for any reason. Further, under Delaware corporate law, in the absence of current or retained earnings, we may be prohibited from paying dividends, whether in cash or otherwise.

We have two $3.0 million revolving lines of credit. Outstanding borrowings bear interest at the prime rate (4.75% at September 30, 2004). At September 30, 2004, there were no borrowings under either of these credit facilities. There is $0.7 million committed against one of the credit lines for standby letters of credit pursuant to office leases and an insurance policy.

Cash flows provided by operating activities were $20.9 million for the nine months ended September 30, 2004 compared to cash flows provided by operating activities of $26.6 during the same period in the prior year. The decrease in cash provided is the result of lower net income for the nine months ended September 30, 2004 compared to the same period in the prior year. The significant non-operating uses of cash for the nine months ended September 30, 2004 included the purchase of Nationwide and Nationwide TotalFlood, property and equipment and investment activities. Additionally, we invested $1.6 million in a partnership that will own an office building in Washington, Pennsylvania that will house Nationwide’s centralized processing center and administration. The Company’s primary financing activities included issuing debt and common stock to assist in the financing of acquisition activity in 2004, and has included repayment of $8.1 million toward outstanding debt.

Our title insurance underwriter, United Capital Title Insurance Company, is subject to regulations that limit its ability to pay dividends or make loans or advances to its parent, principally for the protection of policyholders. Generally, the total amount of dividends and distributions is limited to the greater of 10% of United Capital Title Insurance Company’s surplus, which amount was $13.4 million as of December 31, 2003, or 100% of net income for the year period ended December 31, 2003, provided that the amount does not exceed United Capital Title Insurance Company’s earned surplus. Under these restrictions, United Capital Title Insurance Company could pay, to its parent, dividends of $4.4 million during 2004 without prior regulatory approval. Of our $18.8 million in cash and cash equivalents at September 30, 2004, $5.9 million relates to United Capital Title Insurance Company and would be subject to the aforementioned restrictions. Of our $26.4 million investment portfolio, consisting of short term investments, fixed maturity bonds and equity securities, $25.6 million relates to United Capital Title Insurance and would be subject to the aforementioned restrictions.

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

	Three Months Ended
	September 30, 2003	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
	($ in thousands, except per share data)
Total revenue	$73,451	$51,970	$51,547	$79,538	$79,070
Net income	5,760	1,554	597	5,506	5,685
Earnings attributable to common shares	5,407	1,201	248	5,156	5,332
Net income per common share	$0.27	$0.06	$0.01	$0.23	$0.23

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

During the three months ended September 30, 2004, the Company filed the following Current Reports on Form 8-K:

Current Report on Form 8-K dated July 1, 2004 – Pursuant to Items 5 and 7, the Company reported that it had issued a news release announcing the completion of its acquisition of Determination Processing Services, Inc. A copy of the news release was furnished as an Exhibit to that current report on Form 8-K and was incorporated therein by reference.

Current Report on Form 8-K dated July 27, 2004 – Pursuant to Items 7 and 12, the Company reported that it had issued a news release announcing the Company’s results of operations for its second quarter ended June 30, 2004. A copy of the news release was furnished as an Exhibit to that current report on Form 8-K and was incorporated therein by reference.

Current Report on Form 8-K dated August 24, 2004 – Pursuant to Item 8.01, the Company reported that it had issued a news release announcing that its Board of Directors declared a quarterly cash dividend. A copy of the news release was furnished as an Exhibit to that current report on Form 8-K and was incorporated therein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TITLE GROUP, INC.

By:	/s/ DONALD R. HEAD	Date:	October 29, 2004
Donald R. Head
Chairman of the Board, President and
Chief Executive Officer

By:	/s/ MARK C. WALKER	Date:	October 29, 2004
Mark C. Walker
Vice President, Chief Financial Officer,
Secretary and Treasurer