Form 10-K
period 2004-12-31
CAPITAL TITLE GROUP INC
filed 2005-03-17
CIK 1017158

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2004

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

Registrants’s telephone number, including area code: (480) 624-4200

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $69.9 million. This figure was estimated based on the last business day of the registrant’s most recently completed second fiscal quarter which was June 30, 2004. The number of shares of Common Stock outstanding on June 30, 2004 was 21,284,468.

The number of shares of Common Stock outstanding on March 11, 2005 was 21,680,540, and the closing price on this date was $6.29 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on May 20, 2005 are incorporated by reference into Part III hereof.

FORWARD-LOOKING STATEMENTS

We have made some statements in this report on Form 10-K, including those in Item 1 and Item 7. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. These factors include, among other things, changes in national and regional housing demand and values, the levels of interest and inflation rates, the availability and cost of mortgage loans, employment trends, default rates on mortgage loans, the factors listed under “Risk Factors” and other factors set forth elsewhere in this report on Form 10-K. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

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

Part I

Item 1. Business

Overview

We offer services throughout the United States for title insurance, real estate appraisal and valuation services, and other related services to residential and commercial customers in the real estate and mortgage lending industries. We currently operate approximately 130 offices located in Arizona, California, Nevada, Ohio, Pennsylvania and Texas and employ approximately 2,500 individuals. We are also licensed to issue and underwrite title insurance policies in Arizona, California, Nevada, New York and Texas through our subsidiary United Capital Title Insurance Company. Through acquisitions and the expansion of existing operations, we have achieved substantial growth during the last several years. Our revenue increased from $64.4 million in 2001 to $290.9 million in 2004. We believe that our concentrated regional operations provide us with additional opportunities for national growth and to operate as a national title insurance company with the capacity to act as a “one-stop” shop for our customers by providing a “bundle” of real estate settlement services.

Operating Strategy

We attribute our success to an operating strategy which emphasizes the following factors:

Commitment to Service.

•	We believe that title insurance policies and escrow functions are generally standardized, and that the level of service provided is therefore the key differentiating factor among title industry competitors. We are committed to providing an unparalleled quality of service to our customers, and we emphasize the importance of that culture of service to all of our employees. Our advanced technology platform facilitates our prompt and efficient delivery of title and escrow services. Through our commitment to service, we build lasting and personal relationships with our real estate industry clients. We believe that our focus on providing high levels of personal service to our customers is the principal differentiating factor, which has enabled us to compete effectively with the major title insurers.

•	We believe that the quality of our service is best reflected by our ability to increase market share in each of our geographic markets.

Customer and Market Focus.

•	Our services and marketing are directed primarily to real estate agents and lenders in the residential resale and refinance sectors of the market, which we believe are less prone to the cyclical industry downturns associated with changing interest rates than the commercial real estate and new home sectors.

•	In the residential resale market, we focus on establishing relationships with real estate agents who typically direct the selection of escrow and title insurance services by their clients. Although title insurance premiums are typically paid by the buyer or seller of residential property, depending on local custom, the real estate agent responsible for the closing generally selects the title agent because of his or her greater familiarity with service levels. All parties to the home closing are concerned with personal time schedules and the costs associated with settlement delays. We provide title search and escrow services in connection with the resale transaction, and we arrange for the issuance of owner and lender title insurance policies at closing either directly through our United Capital Title Insurance Company subsidiary or as agent for other national title insurers.

•	In the residential refinance market, we actively promote relationships with community banks and other lenders who refinance existing mortgage loans. Although the borrower pays our fees, we view these lenders as our customers because they typically direct the selection of escrow and title insurance by their borrowers. Our services in a refinance transaction also include title search and escrow services in connection with the refinancing of the existing mortgage loan, and the issuance of a lender title insurance policy in favor of the new lender.

Experienced Management Team.

•	We focus on attracting and retaining the highest quality management and operational personnel available. Our executives and other key managers have an average of over 20 years experience in the title insurance industry, and directly participated in the successful development and operation of several large regional title agency networks, major title insurance underwriters and providers of bundled real estate settlement services. In addition, our entrepreneurial culture, growth record, incentive compensation structure and dedication to customer service helps us to continually attract top producers with established client relationships.

•	Our operational management is decentralized, with our key regional managers maintaining primary control over operations in their respective areas of geographic responsibility. Title insurance operations vary significantly from state to state, and sometimes even from county to county, based on local regulation, industry custom and personal relationships with key persons in local real estate and financing markets. The extensive experience of our key managers in their respective regions enables them to understand and respond effectively to local industry conditions.

Operating Flexibility.

•	The cyclical nature of the title industry requires us to consistently manage operating expense levels in response to market fluctuations. Our executives and key managers have extensive experience in controlling expenses to reflect cyclical industry movements. We control our most significant cost item, personnel expenses, through use of temporary personnel and overtime personnel as needed, reduction in staffing levels when appropriate, and the commission and incentive elements of our compensation structure which vary significantly with changes in our revenue levels. In addition, new orders typically close in 30 to 60 days after being opened, thereby providing us a period of time to assess expected revenues and make appropriate changes to our staffing and cost structure.

•	We also seek to maintain financial and other operating flexibility by controlling other significant expense items, including contracts for data services for title and property information, which are structured based on usage; supply costs, which are variable based on business volume; and provisions for title and escrow losses, which for the most part have a direct correlation to revenue levels. We also manage our fixed costs such as rent by entering into relatively short term leases, typically three to five years.

Strong Geographic Markets.

•	We currently conduct operations in Arizona, California, Nevada, Ohio, Pennsylvania and Texas. Our concentrated operations in the Southwestern United States provide a solid base resulting from the fact that Arizona, California and Nevada rank high in relation to other states in the rate of new job creation and population growth. We operate branch offices in some of the largest and most active real estate markets in the nation, including the greater Los Angeles, San Diego, San Francisco, Oakland, San Jose, Las Vegas and Phoenix metropolitan areas. We believe that our success in these diverse and fast growing geographic areas positions us with a solid base in robust real estate markets that historically have been described as healthy even through periodic downturns in the overall U.S. economy.

•	The geographic location of our centralized processing center near Pittsburgh, PA that handles appraisal and title services through a nationwide network of local appraisers and abstractors also provides us with a strategic proximity to large national lenders based in the Eastern United States.

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

Increasing Share of Existing Markets.

•	We intend to expand operations in our existing markets by continually attracting top producers and establishing additional branch offices in those markets. We believe that this method of adding revenue without corresponding increases in fixed costs should significantly improve our operating margins in those markets. For example, we successfully pursued this element of our growth strategy in the Phoenix marketplace, moving from twenty-seventh to third in market share in our first three years of operations in that market based upon a third party provider of market share data. Further, in the southern California market, we increased our overall market share from 0.7% to 5.6% from 2001 to 2004 through acquisitions and organic growth. Even though we have been successful in growing our market share in each of our geographic markets, we believe the growth potential in each market remains high.

Acquisition of Appraisal Companies.

•	As part of our strategy of becoming a national title insurance company, we acquired Nationwide Appraisal Services Corporation (“Nationwide”), which provides appraisal, title and settlement services to its customers in the mortgage and real estate industry through its centralized processing center. Nationwide provides appraisal services in all 50 states and is licensed to conduct title and escrow services in 38 states, primarily in the Eastern part of the United States. We also purchased substantially all of the assets of Real Estate Appraisal Services, Inc., a traditional real estate appraisal services company based in Ohio. We believe the acquisition of Nationwide was an important step in achieving our goal of becoming a national title insurance company that can offer our clients a bundle of title and related settlement services as more fully described below.

Acquisition of Nationwide TotalFlood Services.

•	During 2004 we also acquired Determination Processing Services, Inc., and later renamed it consistent with our branding approach, to Nationwide TotalFlood (“TotalFlood”). TotalFlood, through a centralized processing center located in Los Angeles, California, is a provider of residential and commercial flood determination on property throughout the United States. A flood determination is commonly required to obtain a mortgage or to refinance an existing mortgage on property in the United States. Adding this service to our existing product and service portfolio provides us with the opportunity to capture more revenue in the real estate transactions of our customers.

Geographic Expansion.

•	Our traditional expansion strategy has been to open new offices and to acquire established businesses with branch operations and strong management teams in place in specific geographic markets. We intend to continue to follow this strategy by acquiring title companies in markets we do not currently serve to build a national presence in substantially all states in which major population centers exist. Acquiring Nationwide and TotalFlood provides the potential to expand our geographic presence throughout the United States by providing us with an opportunity to issue title insurance policies as an agent and provide escrow, appraisal and flood zone determination services in all 50 states. We believe that this evolving growth strategy better positions us to more efficiently serve national and larger regional lenders.

Bundling of Settlement Services and Vertical Integration.

•	We plan to offer a full “bundle” of real estate settlement services, so that we can serve as a “one-stop shop” for real estate lenders and mortgage brokers. We envision this bundle of settlement services to include underwriting and issuing title insurance policies, as well as providing appraisal, flood zone determination, credit evaluation and other related settlement services to our customers. Completing the Nationwide and TotalFlood acquisitions represents another significant step toward achieving our goal of becoming a national provider of bundled settlement services because it enables us to provide a wide array of appraisal services to our customers and provides us with additional opportunities to serve as the underwriter for many of the title policies issued by Nationwide. Either through further acquisitions or contracts with qualified third-party vendors we plan to add credit evaluation and other services required to originate and service real estate lenders. We believe there will be increasing demand for this type of package of services from lenders responding to consumer and regulatory pressure to offer settlement services to borrowers at a guaranteed fixed cost. We believe being a provider of bundled settlement services will enable us to enter a real estate sale or finance transaction at an earlier point in the process, serve as the exclusive information service provider in closing the transaction and generate increased revenue opportunities for each transaction without significant corresponding increases in fixed cost, thereby improving our margins.

•	Our September 2002 acquisition of Nations Holding Group and its United Capital Title Insurance Company subsidiary provided us with the capability of underwriting many of the title insurance policies that we issued. United Capital Title Insurance Company contributed $7.3 million in pre-tax earnings for the year ended December 31, 2004.

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

Title Policies. Title insurance policies state the terms and conditions upon which a title underwriter will insure title to real property. The beneficiaries of title insurance policies are generally buyers of real property and secured lenders.

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

Direct vs. Agency Sales. Preliminary reports and commitments to issue policies are prepared by title underwriters (direct sales) or by independent agents on behalf of the underwriters (agency sales). The terms and conditions upon which the real property will be insured are determined in accordance with the standard policies and procedures of the title underwriter. In direct sales, the title underwriter issues the preliminary report and commitment and retains the entire title premium paid in connection with the transaction. In agency sales, the search and examination function is performed by the agent and the vast majority of the premium collected is retained by the agent, with the balance remitted to the title underwriter. Independent agents may select among several title underwriters based upon the amount of the premium “split” offered by the underwriter, the overall terms and conditions of the agency agreement and the scope of services offered to the agent. Premium splits vary by geographic region. We compete against both title underwriters and independent title agencies.

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

Reserves for claim losses are based upon known claims, as well as unknown losses we expect to incur based upon historical experience and other factors, including claim loss history, industry averages, legal environment, geographic considerations, expected recoupments and the types of policies written. We also accrue reserves for unknown losses arising from escrow, closing and disbursement functions due to fraud or operational error.

A title insurance company can minimize its losses by having strict quality control systems and underwriting standards in place. These controls increase the likelihood that the appropriate level of diligence is conducted in completing a title search so that the possibility of potential claims is significantly reduced. In the case of agents, who conduct their own title searches, the agency agreement between the agent and the title insurance underwriter gives the underwriter the ability to proceed against the agent when a loss arises from a flawed title search.

U.S. Title Insurance Market

The market for title insurance in the United States is closely tied to the real estate and real estate lending markets. Growth in the industry is dependent upon various overall economic factors, including, but not limited to, interest rates, sales of new and existing homes, the refinancing of previously issued mortgages, as well as growth in the gross national product and inflation.

Other real estate services such as credit evaluation, appraisal, flood zone determination, document preparation and tax services in the United States are also closely tied to the overall real estate market.

Home sales, which are the primary driver of demand for title insurance and related real estate services, have recently experienced all-time highs, fueled by historically low interest rates. Despite the fact that the Mortgage Bankers Association in January 2005 has predicted that both new housing starts and existing home sales will decline 4.9% and 7.2%, respectively during 2005, the Mortgage Bankers Association is anticipating a 22.4% decline in mortgage refinancings, but only a 1.6% decline in mortgage originations related to home sales in 2005. We believe our marketing strategy of focusing on residential real estate sale transactions will continue to prove to be beneficial as interest rates rise and mortgage originations decline.

Company Operations

We conduct our business through several operating subsidiaries. We provide title insurance and real estate settlement services to our customers through Capital Title Agency, Inc. in Arizona, New Century Title Company, United Title Company and First California Title Company, Inc. in California, and Land Title of Nevada in Nevada. We provide title insurance and real estate settlement services as well as appraisal services to customers throughout most of the United States through Nationwide Appraisal Services Corporation, based near Pittsburgh, Pennsylvania. Additionally, we provide flood zone determinations in all 50 states through TotalFlood via a centralized processing center located in Los Angeles, California.

Entrepreneurship and close customer relationships are an integral part of our company culture and emphasized at each of our subsidiaries. We believe that this culture of independence and decentralized management also aids in employee recruitment and retention, which is critical to the operating success of each of our subsidiaries.

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

When real property is conveyed from one party to another, occasionally there is a hidden defect in the title or mistake in a prior deed, will, mortgage or a number of other issues that may give a third party a legal claim against such property. If a claim is made against real property, title insurance provides a guarantee against insured defects, pays legal expenses to eliminate title defects, pays claims arising from errors in title examination and recording, and pays any losses arising from hidden defects in title and defects that are not of record. Title insurance provides an assurance that the insurance holder’s ownership and use of such property will be defended promptly against claims whether or not the claim is valid.

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

Our subsidiary, United Capital Title Insurance Company, underwrote approximately 78% of the title insurance policies that we issued in 2004, with the remaining balance being underwritten by five other third party title insurance companies. With respect to title insurance policies underwritten by these other title insurance companies, we act as an independent agent for the title insurance underwriter. We have entered into underwriting agreements with these underwriters. The underwriting agreements state the conditions under which we may issue a title insurance policy on behalf of the underwriter, and prescribe the circumstances under which we may be liable if a loss or claim is attributable to our acts, errors or omissions.

Escrow and Closing Services. In addition to issuing title insurance policies, we provide escrow and closing services to a broad-based group that includes lenders, home buyers and sellers, developers, real estate agents and lenders. Our role is generally that of an intermediary completing all of the necessary documentation and services required to complete a real estate transaction.

In a typical residential transaction, a title insurance order is received from a real estate agent, mortgage lender, developer or buyer. When we receive the order, the title search begins and the title order is now considered “opened.” Once documentation has been prepared and signed, mortgage lender payoff demands are in hand and documents have been ordered, the title order is considered “closed.”

An escrow company or a title insurance company typically performs the closing function, commonly referred to as an “escrow.” The entity providing the closing function, or “closer,” holds the seller’s deed of trust and buyer’s mortgage until all issues related to the transaction have been settled. The closer then delivers the transaction documents, records the appropriate title documents in the county recorder’s office and arranges the transfer of funds to pay off prior loans and extinguish the liens securing such loans. Title policies are then issued.

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

Our escrow officers and assistants typically prepare escrow documents pursuant to real estate contracts. The escrow instructions provide guidance to all concerned parties as to the conditions required for the real estate transaction. Our escrow officers then receive funds and disburse them according to the escrow instructions. Escrow officers are held accountable by state governmental agencies for strict compliance with their fiduciary duties outlined by the escrow instructions. Our escrow officers must possess a high degree of skill, professionalism and confidentiality in the preparation, collection and recordation of all escrow matters among buyers, sellers, real estate brokers and their agents, developers and lenders.

Administration of Claims. Claims against title insurance policies, though infrequent, typically arise out of human error. During the process of accumulation and analysis of the public record, certain inaccuracies and inconsistencies are encountered that sometimes result in a situation in which interpretation of these documents could lead to a claim. The exposure for our title agencies is typically limited to a $5,000 deductible for any loss resulting from a title insurance claim. Our title agencies assume the entire risk of losses incurred in errors made during the escrow process; however, we have secured insurance coverage up to $10.0 million, subject to a $100,000 deductible, to limit any significant losses.

Claims against our wholly owned title insurance underwriter, United Capital Title Insurance Company, are typically limited to $2.0 million for any loss resulting from a title insurance claim. For policies with liability amounts in excess of $2.0 million, we utilize a third-party underwriter and we have a $5,000 deductible for any loss resulting form a title insurance claim on such policies.

Some claimants seek damages in excess of policy limits. Those claims are based on various legal theories usually alleging misrepresentation by an issuing office. Although we vigorously defend against spurious claims, we have from time to time incurred a loss in excess of policy limits.

Experience shows that most claims against policies and claim payments are made relatively soon after the policy has been issued, although claims may be made many years later. By their nature, claims are often complex, vary greatly in dollar amounts and are affected by economic and market conditions and the legal environment existing at the time of settlement of the claims. Estimating future title loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid, significantly varying dollar amounts of individual claims and other factors.

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

Although we believe that our reserves for claims are reasonable, it is possible that our actual incurred claims will not conform to our assumptions underlying our reserves. The ultimate settlement of claims may vary significantly from the estimates included in our financial statements. We continually review our estimated liability for future loss payments for reasonableness and make appropriate adjustments as needed. Additionally we utilize an a third-party actuary to review the adequacy of the title insurance underwriter reserve for title insurance losses on a quarterly and annual basis.

We place a high priority on maintaining effective quality assurance and claims administration programs. The service to our customer focuses on quality control, claims prevention and product risk assessment. Our claims administration practices emphasize improving liability analysis, prompt, fair and effective handling of claims, early evaluation of settlement or litigation, and appropriate use of alternative dispute resolution. We generally pay losses in cash, but have sometimes settled legal claims by purchasing the interest of the insured in the real property or the interest of the claimant adverse to the insured.

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

While our focus on regional and local clients remains important, we recently have begun to target more of our marketing resources toward larger national clients. The buying criteria of national clients such as large residential lenders, real estate investment trusts and developers tend to emphasize the ability to provide multiple settlement services and consistent product delivery. This marketing strategy correlates with our acquisitions of Nationwide and Nationwide TotalFlood and our overall growth strategy of becoming a national title insurance and appraisal company with the ability to provide a bundle of related settlement services.

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

Competition

The title insurance, appraisal and real estate settlement services business is highly competitive. We believe that quality and timeliness of service are the key competitive factors in the industry because parties to a real estate transaction are usually concerned with time schedules and costs associated with delays in the closing of transactions. Other competitive factors include pricing, ability to provide a bundle of settlement services and the financial strength of the title insurance underwriter.

Companies with significant market share in the local and national markets in which we compete include First American, Old Republic, Stewart Title, Fidelity National Title and LandAmerica. The number and size of competing companies varies in different geographic markets. In those markets where we operate and intend to operate, we will face competition from other independent agencies and major national insurance underwriters, many of which have financial and other resources significantly greater than ours. Despite the greater resources of our larger national competitors, we believe that we can effectively compete against these larger competitors in the markets that we serve. We believe that our level of service is the principal differentiating factor which has enabled us to compete effectively with our competitors.

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

Title insurance underwriters are also typically subject to a holding company act in their state of domicile that regulates, among other issues, payment of dividends and investment policies. As a condition to continue its authority to underwrite title insurance policies in the states in which United Capital Title Insurance Company, our title insurance underwriting subsidiary, conducts its business, it is required to pay certain fees and file information regarding its officers, directors and financial results and condition. Further, pursuant to statutory regulations, United Capital Title Insurance Company must defer a portion of its underwriting premiums as an unearned premium reserve as well as maintain qualified assets in an amount set by statutory requirements. The level of unearned premium reserve required is determined on a quarterly basis by statutory formula based on several factors including the number, age and dollar amount of policies written. California law also requires United Capital Title Insurance Company to maintain assets of statutorily defined quality and amount. See – “Investments,” below.

United Capital Title Insurance Company is regulated by the California Department of Insurance. Examinations by the California Department of Insurance typically occur at three-year intervals and an examination of United Capital Title Insurance Company for the years ended December 31, 2004, 2003 and 2002 commenced in early 2005. We do not believe any findings in the California Department of Insurance’s report of their examination will have a material impact on the statutory results of United Capital Title Insurance Company for the periods under examination. United Capital Title Insurance Company is also subject to laws and regulations in the other states in which it conducts business.

Ratings

United Capital Title Insurance Company is regularly reviewed and assigned ratings by independent rating agencies designed to indicate its financial condition and/or claims paying ability. Financial data and other similar information are supplied to the rating agencies, as requested, and analysis is performed by agencies to arrive at a particular rating. At December 31, 2004, Lace Financial Corporation rated United Capital Title Insurance Company “A+”, the highest financial rating that it gives for claims-paying ability. Also at December 31, 2004, United Capital Title Insurance Company was rated “A Prime” by Demotech, Inc., the second highest rating that Demotech, Inc. gives to title insurance companies for their financial stability rating.

Investments

United Capital Title Insurance Company derives a portion of its income from investments. Its investment portfolio consists of short-term investments, predominately certificates of deposit with maturities greater than 90 days, but less than one year, and investments in fixed maturity bonds and equity securities.

The investment policy of United Capital Title Insurance Company is to maintain a diversified investment portfolio and to purchase investment grade fixed maturity bonds and preferred and common stocks of large, seasoned and well-managed companies. The investment policy is designed to comply with California law, maximize investment income, maintain adequate cash flow and provide financial stability within a limited risk tolerance. The carrying amount of all investments, which approximates the fair value of the investments, was approximately $30.8 million at December 31, 2004. See Note 5 to our consolidated financial statements for information regarding major categories of investments, earnings by investment categories, scheduled maturities and amortized cost and market values of investment securities.

Employees

As of December 31, 2004, we had a total of 2,522 employees, the majority of which are in Arizona, California, Nevada, Ohio and Pennsylvania. We believe our relations with our employees are excellent.

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

The demand for our title insurance and related services is highly dependent upon the volume of real estate transactions and other general economic conditions, and we expect that our 2005 revenues and profits will decline as interest rates stabilize or rise.

The demand for title insurance and appraisal services is dependent upon, among other things, the volume of commercial and residential real estate transactions. The volume of these transactions has historically been influenced by factors such as mortgage interest rates and the state of the overall economy. When mortgage interest rates are increasing or during an economic downturn or recession, real estate activity typically declines and the title insurance and appraisal industries tend to experience lower revenues and profitability. For example, stable mortgage interest rates and strength in the real estate market, especially in California and throughout the West Coast, contributed to very positive conditions for the title insurance industry throughout 1997 and 1998. However, during the second half of 1999 and through 2000, steady interest rate increases resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. Beginning in 2002 and into 2003, the level of real estate activity increased, including refinancing transactions, new home sales and resales, due in significant part to substantial decreases in mortgage interest rates. The volume of refinance activity declined in 2004 as a result of interest rates stabilizing or increasing from 2003 levels, and the favorable industry conditions that existed in 2002 and 2003 may not occur again in the foreseeable future. We cannot predict changes in the interest rate environment in future periods and its complete impact on residential resale refinance activity. If mortgage interest rates rise quickly and significantly during 2005, it would likely negatively affect opened orders and, in turn, have a negative impact on our revenue levels and profitability, particularly in comparison to our financial performance in recent years, which saw record levels of residential resale activity. If mortgage interest rates remain near 2004 levels or rise slightly over time, it may allow us to better manage expense levels in relation to potentially lower opened orders if mortgage interest rates rise.

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

The title insurance and appraisal industries are highly competitive, particularly with respect to price, service and expertise. Companies with significant market share in the local and national markets in which we compete include First American, Old Republic, Stewart Title, Fidelity National Title and LandAmerica. All of the top five title insurers have larger distribution networks, greater financial resources, more extensive computerized databases and longer standing relationships than us. The number and size of competing companies varies in the different geographic areas in which we conduct our business. Competition with the major title insurance companies, expansion by smaller regional companies and new entrants such as diversified financial service companies could adversely affect our business operations and financial condition.

We may encounter difficulties managing and integrating our acquisitions.

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

We may not be able to keep pace with rapid technological changes in the title insurance, appraisal and real estate settlement services industries.

The title insurance and appraisal industries are subject to rapid technological change, new product and service introductions and evolving industry standards. We believe that our future success will depend on our ability to anticipate technological changes and to offer products and services that meet evolving standards on a timely and cost-effective basis. The development and implementation of new technologies to effectively compete will require us to expend significant capital and other resources. We may not successfully identify new product and service opportunities or develop and introduce new products and services in a timely and cost-effective manner. In addition, products and services that our competitors and other real estate industry participants develop or introduce may render our products and services obsolete or noncompetitive. Advances in technology could also reduce the useful lives of our information systems, preventing us from recovering fully our investment in particular technologies. Our failure to keep pace with technological change may have a material adverse effect on our business.

We may experience significant claims relating to our title insurance operations and losses resulting from fraud, defalcation or misconduct.

A significant component of our revenue arises from issuing title insurance policies which typically provides coverage for the real property mortgage lender and the buyer of the real property. As a result, we retain insurance risk on policies we issue up to $2.0 million in some cases. We may also be subject to a legal claim arising from the handling of escrow transactions. We carry errors and omissions insurance coverage for errors made during the real estate settlement process of up to $10.0 million per occurrence, $10.0 million in the aggregate, subject to a deductible of $100,000 per occurrence. The occurrence of a significant title or escrow claim in any given period could have a material adverse effect on our financial condition and results of operations during the period.

Fraud, defalcation and misconduct by employees are also risks inherent in our business. As of December 31, 2004, we were the custodian of approximately $789.7 million of cash deposited by customers with specific instructions as to its disbursement from escrow, trust and account servicing files. We carry insurance covering the loss or theft of funds of up to $10.0 million annually in the aggregate, subject to a deductible of $150,000 per occurrence. To the extent that any loss or theft of funds substantially exceeded our insurance coverage, our business could be materially adversely affected.

Insurance regulations limit the ability of our insurance subsidiary to pay dividends to us.

Our insurance subsidiary is subject to regulations that limit its ability to pay dividends or make loans or advances to us, principally to protect policy holders. Generally, these regulations limit the total amount of dividends and distributions to the greater of 10% of our insurance subsidiary’s surplus, which amount was $16.8 million as of December 31, 2004, or 100% of net income for the previous calendar year, which was $3.4 million for the year ended December 31, 2004. At December 31, 2004, $32.5 million of cash, short-term investments, fixed maturity bonds and equity securities were subject to this dividend restriction. These restrictions could limit our ability to pay dividends to our stockholders, repay our indebtedness, make acquisitions or otherwise grow our business. For further discussion of the regulation of dividend payments and other transactions between affiliates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We are subject to substantial government regulation which could have the effect of delaying or preventing a change of control of our insurance subsidiary or our Company.

Many state insurance regulatory laws intended primarily for the protection of policyholders contain provisions that require advance approval by state agencies of any change in control of an insurance company or an insurance holding company that is domiciled (or, in some cases, doing business) in that state. Any future transaction that would constitute a change of control of our insurance underwriting subsidiary or us may require regulatory approval by the state insurance agencies of the states in which we are currently licensed. In addition, any person or group that beneficially owns more than a particular threshold percentage of our issued and outstanding common stock may be required to obtain approval from various state insurance departments. All states where we are currently subject to regulation have laws that impose filing requirements on persons who beneficially own 10% or more of our voting shares. Such regulatory requirements could have the effect of delaying or preventing transactions affecting the control of us or the ownership of our common stock, including transactions that could be advantageous to our common stockholders.

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

These regulations may impede or impose burdensome conditions on rate increases or other actions that we might want to take to implement our business strategy and enhance our operating results. Additionally, as a result of having operations within an industry that is governed by various regulatory authorities, the sometimes fast-changing regulatory environment could impact the way we operate and compete in the markets we serve.

Our common stock is thinly traded and you may not be able to sell our stock when you want to do so.

Our common stock currently is quoted on the Nasdaq SmallCap Market and currently is thinly traded. Over the past three years, the weekly trading volume for our common stock averaged 203,528 and was as low as 12,100 shares per week and as high as 1,369,000 shares per week. Because of the limited public market for our common stock, you may be unable to sell our common stock when you want to do so if the trading market of our common stock continues to be limited.

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

Certain provisions of our certificate of incorporation, granting our board of director’s broad discretion to issue shares of preferred stock, may adversely affect your rights as a common stockholder.

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

Item 2. Properties

We conduct our title insurance business operations primarily in leased office space. We currently lease branch offices in approximately 130 locations. Our office leases generally provide for initial terms ranging from three to five years, and our current leases have remaining terms ranging from one to 84 months. We believe that the use of short-term office leases enhances our operating flexibility, which is particularly important because of the cyclical nature of the real estate industry.

We occupy a leased facility of approximately 8,700 square feet in Scottsdale, Arizona, in which our executive offices are located. In addition, we have a 50-year ground lease, through December 2047, for a 24,000 square foot building in Phoenix, Arizona, which includes our Arizona administration, a title department, and two escrow branches. See Note 10 to our consolidated financial statements for additional information relating to our lease commitments.

We believe that our facilities are adequate to meet our current needs and that additional facilities are available to meet our development and expansion needs in existing and projected target markets.

Item 3. Legal Proceedings

In the ordinary course of business, our insurance subsidiaries are subject to claims and are named as defendants in litigation relating to policies of insurance or other related services performed on behalf of insured policyholders and other customers. While the results of insurance claims and litigation cannot be predicted with certainty, management believes, based on the advice of legal counsel, that the final outcome of such lawsuits and claims will not have a material adverse effect on our financial position, results of operations, or liquidity.

United Title Company has been named in a lawsuit brought by individuals purporting to act in a representative capacity for consumers doing business with lenders and title companies in the State of California which seeks restitution of alleged violations of law in connection with title and escrow practices. Additionally, the California State Controller is conducting an audit of United Title Company including, among other things, its practices related to unclaimed property. In conjunction with the acquisition of Nations Holding Group in September, 2002 the Company has access to a funded indemnification account which we believe is sufficient to cover any potential exposure on these matters. Accordingly, management does not believe this potential exposure would have a material affect to our financial position, results of operations or cash flows. The results of legal proceedings cannot be predicted with certainty, but United Title Company intends to vigorously defend the lawsuit and any adverse findings of the State Controller.

In February 2005, three of our competitors were named as part of a multi-state investigation by the California Department of Insurance relating to an alleged kickback scheme involving three large title insurance companies, home builders, lenders and real estate agents. We do not anticipate being a party to the investigation as we did not participate in the activities alleged in the announcement made by the Commissioner of the California Department of Insurance.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

Part II

Item 5. Market For Registrant’s Common Equity and Related Stockholder Matters

Price Range of our Common Stock

Our common stock is quoted on the Nasdaq SmallCap Market under the symbol “CTGI.” On March 11, 2005, the last reported closing sale price of our common stock as reported on the Nasdaq SmallCap Market was $6.29 per share. On December 31, 2004, there were approximately 257 holders of record and approximately 3,908 beneficial owners of our common stock. High and low sales prices of our common stock since the first quarter of 2003, as reported on the Nasdaq SmallCap Market, are set forth below.

Date	Sales Price
	High	Low
2003
First Quarter	$3.23	$2.53
Second Quarter	5.60	2.76
Third Quarter	5.25	3.80
Fourth Quarter	4.85	3.36

2004
First Quarter	5.44	3.99
Second Quarter	4.45	3.46
Third Quarter	5.22	3.86
Fourth Quarter	5.75	4.72

2005
First Quarter (as of March 11, 2005)	6.29	5.25

Dividend Policy

We declared our first quarterly cash dividend on common shares in October 2003, and have continued to declare and pay cash dividends of $0.02 per common share on a quarterly basis. We intend to continue paying a comparable quarterly cash dividend on our common stock. However, the payment of dividends depends entirely upon the discretion of our board of directors and may be discontinued at any time for any reason. Further, under Delaware corporate law, in the absence of current or retained earnings, we may be prohibited from paying dividends (whether in cash or otherwise). Our title insurance underwriting subsidiary, United Capital Title Insurance Company, is subject to regulations that limit its ability to pay dividends or make loans or advances to us, principally for the protections of policy holders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”

Item 6. Selected Financial Data

The following table contains our selected consolidated financial data as of and for the five fiscal years ended December 31, 2004, which have been derived from our audited consolidated financial statements and notes thereto, with the exception of “Other Data.” You should review the information that we have presented below in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere herein.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	($ in thousands except per share and segment statistics)
Operating Data:
Title service revenue, net	$170,888	$160,745	$81,239	$41,161	$22,628
Escrow and related fees	92,469	85,080	42,632	20,468	11,447
Appraisal service revenue (1)	17,885
Other income	9,634	4,420	3,840	2,807	2,823

Total revenue	290,876	250,245	127,711	64,436	36,898

Income (loss) before income taxes	25,678	27,453	12,283	5,838	(2,285)
Income tax expense (benefit)(2)	10,090	10,893	5,001	768	(33)
Net income (loss)	15,588	16,560	7,282	5,070	(2,252)
Dividends on preferred stock	1,405	1,401	403	—	—
Earnings (loss) attributable to common shares	14,183	15,159	6,879	5,070	(2,252)
Net cash flows provided by operating activities	22,928	26,357	15,650	9,674	121
Net cash flows used in investing activities	(46,665)	(21,929)	(17,885)	(583)	(1,369)
Net cash flows provided by (used in) financing activities	14,212	(3,741)	14,173	(2,190)	140

Per Share Data:
Net income (loss) per common share – Diluted	0.64	0.77	0.38	0.28	(0.13)
Weighted average shares outstanding – Diluted	22,258,012	19,755,104	18,121,419	18,031,252	17,158,414

Balance Sheet Data (end of period):
Total assets	$146,083	$101,686	$83,287	$21,025	$14,301
Long term debt	23,176	13,520	16,542	3,083	5,016
Redeemable preferred stock(3)	17,516	17,516	17,516	—	—
Stockholders’ equity	57,603	35,431	19,452	11,104	6,730

Title and Escrow Services Segment Statistics (unaudited):
Opened orders	367,186	382,249	185,349	110,620	49,616
Closed orders	237,406	246,261	122,471	69,320	33,789
Average revenue per closed order	$1,033	$998	$1,011	$889	$1,008
Percent of premium directly written (4)	78%	82%	36%	N/A	N/A

(1)	Appraisal service revenue was a new revenue stream in 2004, resulting from providing appraisal services to customers through Nationwide, our newly acquired subsidiary.
(2)	An income tax benefit was recorded in 2000 reflecting the net loss reported in 1999 and 2000. The availability of net operating loss carryforwards resulted in a lower tax provision in 2001 than would be expected based on statutory income tax rates. The net operating loss carryforwards were fully utilized in 2001.
(3)	Preferred stock is non-convertible and may be redeemed after 2023 for $17.5 million. The preferred stock has an 8% cumulative dividend, payable quarterly.
(4)	Represents the percentage of title insurance premiums from policies we issued through our own insurance underwriting subsidiary, which we acquired in September 2002. This percentage declined in 2004 resulting from our acquisition of Nationwide Appraisal, which has historically utilized third-party title insurance underwriters exclusively for the title policies it issued. During 2004, United Capital Title Insurance Company, our title insurance underwriter, commenced efforts to become licensed in additional states in order to capture more of the premiums resulting from title policies we issue.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our results of operations and financial condition should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

Overview

We are engaged in the business of issuing title insurance policies, performing other title-related services, such as escrow activities and performing valuation services in connection with real estate transactions. We operate through approximately 130 offices located in Arizona, California, Nevada, Ohio, Pennsylvania and Texas and employ over 2,500 individuals. Our management’s discussion and analysis of financial condition and results of operations addresses our key performance indicators (revenue, net income) and non-GAAP, non-financial performance indicators (opened orders, closed orders, average revenue per closed order), as well as the trends and uncertainties affecting our industry and markets and analyzes our liquidity and capital resources. While management believes the key performance indicators of revenue and net income are the best indicators of the Company’s financial and operating performance, the non-GAAP, non-financial performance indicators may also provide management with additional insight into the volume of transactions and trend in operating performance for the Company’s traditional title and escrow services.

We operate through two reportable segments which are Title and Escrow Services and Lender Services. Our Title and Escrow Services segment consists of wholly-owned title insurance agencies, a title insurance underwriter and parent holding company operations, including issuance and repayment of corporate debt obligations. The significant subsidiaries within this segment includes Capital Title Agency, First California Title Company, Land Title of Nevada, New Century Title Company, United Capital Title Insurance Company and United Title Company. This segment generates its revenue principally from issuing title insurance policies and providing escrow services for residential and commercial real estate transactions, services which are typically marketed to real estate agents, community banks and regional lenders in selected local markets.

Our Lender Services segment encompasses our bundled services strategy, which currently includes real estate appraisal and valuation services, title insurance and escrow related services and flood zone determination services which are marketed to regional and national lenders and mortgage brokers. The significant subsidiaries within this segment include Nationwide Appraisal Services Corporation, Nationwide TotalFlood and Real Estate Appraisal Services, Inc. Unlike our traditional title and escrow services division, this segment typically conducts its business on a national scope from centralized processing centers. This segment generates its revenue principally from providing appraisal and valuation services, issuing title insurance policies, providing escrow services and flood zone determination services primarily for lenders involved in residential real estate transactions.

We reported net income of $15.6 million, $16.6 million and $7.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. The Company experienced a decline in net income during 2004 resulting primarily from an increase in the mix of business toward our traditional title and escrow operations in California where we experience historically lower margins due to the highly competitive market within California. Additionally, we did not achieve anticipated margins in our Lender Services segment primarily resulting from short-term transition and integration costs subsequent to the acquisition of Nationwide and TotalFlood. Despite the decline in net income, we did post earnings that reflected the continued strong residential real estate market during 2004 and the additional operations acquired during 2004. The operations acquired during 2004 provided $2.0 million of pre-tax earnings to consolidated results.

Our revenue from title insurance, escrow and related real estate services is primarily from three sources: residential resale, lender/refinance and commercial real estate transactions. We typically recognize revenue for the services we perform when the corresponding real estate transaction closes. In the case of revenue from the flood zone determination services we provide, we defer a portion of revenue that relates to services we are contractually required provide in future periods. This deferred revenue is reflected in other liabilities on our balance sheet at December 31, 2004. Typically, we receive payment for our services at the time the related real estate transaction closes. In some cases, we bill for services provided, principally related to our Lender Services business, and collect the accounts receivable at a later date.

During fiscal 2005, we anticipate that refinance transactions will decline from record levels experienced in 2003 and 2004, which we expect will result in a decrease in our revenues and profits from existing operations. While we believe mortgage interest rates will begin to rise during 2005, we do not anticipate a dramatic increase, so when coupled with a strong economy, we believe this will continue to provide an attractive environment for residential resales and new home purchases. Additionally, as synergies continue to develop between our Lender Services operations and our traditional title and escrow operations, we believe there is opportunity for profitable growth. However, despite these potentially positive factors, we continue to believe maintaining operating flexibility in 2005 and beyond is imperative. The cyclical nature of the mortgage industry, and hence the title insurance and settlement services industry, requires us to tightly manage operating expense levels in response to market fluctuations. Larger than anticipated declines in revenue or the inability to maintain costs could result in a decline in profitability or future operating losses.

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

Impairment of Intangible Assets

We perform a test of each reporting unit for which goodwill is attributed to evaluate for any impairment of intangible assets at least annually. This includes, among other things, a review of events or circumstances which would indicate an impairment of goodwill. As required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we completed an annual goodwill impairment test on its reporting units and have determined that each of our reporting units have a fair value in excess of its carrying value. Accordingly, no goodwill impairment has been recorded. Future losses from reporting units to which goodwill is attributed may lead to an impairment charge in future periods.

We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Transactions Affecting Comparability of Results of Operations

In July of 2004, we acquired DPSI, since renamed Nationwide TotalFlood. TotalFlood, through a centralized processing center located in Los Angeles, California, is a provider of residential and commercial flood determinations on property throughout the United States. The transaction included payment of $1.7 million in cash for the total amount of the purchase price.

In May of 2004, we acquired Nationwide Appraisal, which provides appraisal, title and settlement services to its customers in the mortgage and real estate industry through its centralized processing center near Pittsburgh, Pennsylvania. The transaction included a $25.0 million payment of cash and calls for an additional $1.2 million of payments which is planned to be made in March 2005.

We also acquired the assets of Real Estate Appraisal Services, Inc. in November 2004 for $0.8 million in a combination of $0.3 million in cash and $0.5 million in a one year note payable bearing interest of 5.5%.

Included in the results of operations during 2004 was revenue of approximately $38.3 million and pre-tax income of $2.0 million related to the aforementioned operations.

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

In September 2002, we acquired Nations Holding Group, including its wholly owned subsidiaries United Title Company, First California Title Company and United Capital Title Insurance Company. The acquisition significantly increased our presence in California and enabled us to internally underwrite the vast majority of all title insurance policies that we issued in 2003. This acquisition has significantly improved the profitability of our existing operations because we no longer have to share all title insurance premiums with third party underwriters on transactions for which we issue and underwrite title insurance policies. The purchase price, including direct transaction costs, was approximately $36.9 million, which consisted of $19.2 million in cash and $17.5 million in redeemable preferred stock. As part of the purchase we also issued warrants, valued at $213,000, to purchase up to 300,000 shares of common stock at an exercise price of $2.27 per share. The redeemable preferred stock includes an 8% cumulative dividend, payable quarterly, and is redeemable after September 2023 at a redemption value of $17.5 million. A seven-year term loan provided $14.0 million to assist in the financing of the cash portion of the purchase price. The term loan, which had a balance of $7.0 million at December 31, 2004, currently bears interest at a fixed rate of 4.75%. We funded the remaining cash portion of the purchase price from our working capital.

Results of Operations

The following table sets forth, for the periods indicated, the components of our revenue and expenses and such income statement data expressed as a percentage of total revenue ($ in thousands, except segment statistics):

	Year Ended December 31,
	2004	%	2003	%	2002	%
Operating Data:
Title service revenue, net	$170,888	58.7%	$160,745	64.2%	$81,239	63.6%
Escrow and related fees	92,469	31.8	85,080	34.0	42,632	33.4
Appraisal service revenue	17,885	6.1	—	—	—	—
Other income	9,634	3.4	4,420	1.8	3,840	3.0

	290,876	100.0	250,245	100.0	127,711	100.0

Personnel costs	169,556	58.3	154,528	61.7	79,149	62.0
Rent	17,361	6.0	14,254	5.7	7,936	6.2
Interest expense	1,155	0.4	815	0.3	443	0.4
Provision for title insurance and escrow losses	6,250	2.1	9,214	3.7	3,176	2.4
Contract service fees	17,753	6.1	—	—	—	—
Other operating expenses	53,123	18.3	43,981	17.6	24,724	19.4

	265,198	91.2	222,792	89.0	115,428	90.4

Income before income taxes	25,678	8.8	27,453	11.0	12,283	9.6
Income tax expense	10,090	3.5	10,893	4.4	5,001	3.9

Net income	$15,588	5.3%	$16,560	6.6%	$7,282	5.7%

Title and Escrow services segment statistics:
Opened orders	367,186		382,249		185,349
Closed orders	237,406		246,261		122,471
Average revenue per closed order	$1,033		$998		$1,011

Fiscal 2004 Compared to Fiscal 2003

Our revenue, which is reported net of underwriting fees paid to third party title insurance underwriters, increased by $40.6 million, or 16.2%, for the year ended December 31, 2004 compared to the same period ended December 31, 2003. Operations acquired during 2004 contributed $38.3 million of the increase in revenue for the year ended December 31, 2004 compared to 2003. The remaining $2.3 million of the increase was primarily the result of strong demand for title insurance and related services, fueled by a strong housing market resulting from the low mortgage interest rate environment during 2004, as well as an increase in the average revenue per closed order and an increase in investment income due to improved investment returns and higher investment balances during 2004.

The decrease in opened and closed orders during the year ended December 31, 2004 was the result of a decline in residential mortgage refinancings during 2004 compared to the prior year. The increase in average revenue per closed order reflects the increase in business mix in favor of residential resale transactions, which typically garner higher revenue per order, as well as an increase in property values, which is a main driver of the revenue we charge for a transaction.

As a result of anticipated changes in the interest rate environment in 2005, and the impact that it will have on the demand for our services, we expect a decline in opened orders in 2005 compared to 2004 in our traditional title and escrow operations, resulting in a decrease in title and escrow related revenue. Potential increases in market share and our Lender Services segment may partially offset this anticipated decrease.

The significant components of other income include interest income from invested cash balances and fixed maturity bonds, investment dividends, revenue from servicing seller-financed mortgages and revenue from flood zone determinations services. Other income increased as a percentage of revenue for the year ended December 31, 2004 to 3.4% from 1.8% compared to the prior year. The increase resulted from the inclusion of $1.9 million of flood determination revenue, a new revenue stream in 2004. Additionally, the upward trend in market interest rates and higher investment balances increased investment income in 2004.

Overall operating expenses have increased $42.4 million, or 19.0% for the year ended December 31, 2004, compared to the prior year, primarily resulting from expansion of our operations via acquisitions. Operating expenses as a percentage of total revenue increased to 91.2% for the year ended December 31, 2004 compared to 89.0% for the prior year.

Personnel costs are the most significant component of our operating expenses, and consist of salaries and other related personnel expenses, commissions and incentives. Total personnel expenses increased $15.0 million, or 9.7%, to $169.6 million for the year ended December 31, 2004 compared to the prior year. Personnel costs were higher for the year ended December 31, 2004 resulting from the additional operations acquired as part of our Lender Services segment. Personnel costs were lower as a percentage of revenue for the year ended December 31, 2004 compared to the prior year as a result of the mix of revenue coming from the operations of Nationwide, which have lower personnel costs than our traditional title and escrow operations due to the use of third-party appraisers and abstractors rather than employees.

Rent expense increased as a percentage of revenue for the year ended December 31, 2004 to 6.0% from 5.7% for the prior year. The increase in relation to revenue is primarily related to the expansion of branches in Southern California during the year. Our growth in recent years in this market necessitated an increase in office space to accommodate current and anticipated future space requirements. Rent expense overall is higher in 2004 compared to 2003, resulting from additional office locations which were acquired during 2004, as previously discussed.

Interest expense increased to $1.2 million for the year ended December 31, 2004 primarily resulting from additional debt obtained during 2004 to assist with the financing of the Nationwide Appraisal acquisition.

Provision for title insurance and escrow losses decreased as a percentage of revenue for the year ended December 31, 2004 to 2.1% from 3.7% for the prior year. This decrease was primarily due to favorable claim experience in both our traditional title and escrow agency operations and insurance underwriting operation. In addition, this percentage is expected to decline in 2005 as we increase revenue from our appraisal and real estate settlement services, which have no provision for such losses.

Contract service fees is a new classification line item in our financial statements resulting from the acquisition of Nationwide. This line item relates to fees paid to third-party appraisers and abstractors who conduct valuation services and title searches throughout the United States. This expense is variable in relation to the volume of business generated by Nationwide’s operations.

The significant components of other operating expenses include title plant maintenance and access, supplies, utilities, insurance, allowance for bad debt, depreciation, delivery and professional fees. Other operating expenses increased $9.1 million, or 20.8% to $53.1 million for the year ended December 31, 2004 compared to $44.0 million for the prior year. The increase is the result of several costs in this category that vary directly with our volume of business such as title plant and other data purchased from third parties, supplies and delivery expense. Additionally, we experienced an increase in costs related to title plant and other data purchased from third parties, which are typically variable in relation to revenue, but these contractual costs rose in relation to the prior year.

An income tax provision of $10.1 million for the year ended December 31, 2004 provides an effective tax rate of 39.3% for the year ended December 31, 2004. This compares to an effective tax rate of 39.7% for the year ended December 31, 2003.

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

Provision for title insurance and escrow losses increased as a percentage of revenue for capital the year ended December 31, 2003 to 3.7% from 2.4% for the prior year. The increase was primarily due to the inclusion of United Title Insurance Company, a title insurance underwriter, in 2003 operating results as a result of the Nations Holding Group acquisition. Prior to this acquisition, our provision related solely to escrow losses, and title losses that were generally limited to a $5,000 deductible per claim. However, for policies underwritten by United Capital Title Insurance Company, we were typically responsible for up to $500,000 per claim. These factors also contribute to the $4.5 million increase in the reserve for title insurance and escrow losses on our balance sheet at December 31, 2003 compared to December 31, 2002.

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

Liquidity and Capital Resources

We require capital above our ongoing operating needs to expand our geographical base, further implement our market penetration program, recruit and train new personnel and purchase additional property and equipment to implement our expansion program. During the year ended December 31, 2004, we financed our operating, business development and acquisition activities through the use of cash on hand, operating cash flows, debt borrowings and a private placement of our common stock. The details of our debt borrowings and private placement of common stock are further discussed below.

In April 2004, we completed a private placement of 2.8 million shares of common stock to select qualified institutional and other investors at a price of $3.60 per share. We also granted to the investors and placement agents warrants to acquire an aggregate 889,252 shares of common stock at an exercise price of $4.00 per share, exercisable for a period of five years. The net proceeds from the private placement of common stock were $8.7 million and were used to finance a portion of the purchase price for the acquisition of Nationwide in April 2004.

In April 2004, we acquired Nationwide. Under the terms of the acquisition, approved by the Board of Directors for each company, we paid $25.0 million in cash at closing, with $3.0 million in deferred cash consideration payable if certain conditions are satisfied after the closing of the transaction. We paid for this acquisition through a combination of cash on hand, proceeds from the private placement of common stock and warrants to purchase common stock, and proceeds from a $16.0 million credit facility with Comerica Bank. The Comerica Bank credit facility included a loan in the amount of $16.0 million bearing interest at a fixed rate of 4.75%. Under the terms of the Comerica Bank credit facility we made a $6.0 million payment of principal on September 30, 2004. The remaining $10.0 million balance outstanding under the Comerica Bank credit facility is being amortized over a five year period with monthly payments of approximately $166,667 plus interest and had an outstanding balance of $9.5 million at December 31, 2004. During 2004, it was determined that $1.0 million of the deferred cash consideration will not become payable as certain conditions surrounding milestones related to development of software were not met as previously required under terms of the agreement. Only $1.2 million of the contingent consideration discussed above has been earned and this amount will be paid in March 2005.

In July 2004 we acquired Determination Processing Services, Inc., subsequently renamed Nationwide TotalFlood. Under the terms of the acquisition, approved by the Board of Directors for each company, the purchase price was $1.7 million. The purchase price was financed by cash on hand.

In November 2004, we acquired substantially all of the assets of Real Estate Appraisal Services, Inc. Under the terms of the asset purchase agreement, approved by the Board of Directors for each company, the purchase price was $0.8 million. The purchase price was financed by $0.3 million in cash and $0.5 million in a seller-financed note with a one year term bearing 5.5% interest.

Our Board of Directors declared quarterly cash dividends totaling $0.08 per common share during 2004. We paid a cash dividend totaling $0.4 million on January 10, 2005 to stockholders of record at the close of business on December 27, 2004. This common dividend payable was reflected in accounts payable and accrued expenses on the consolidated balance sheet at December 31, 2004. We intend to continue paying a comparable quarterly cash dividend on our common stock. However, the payment of dividends depends entirely upon a decision by our Board of Directors and may be discontinued at any time, for any reason. Further, under Delaware corporate law, in the absence of current or retained earnings, we may be prohibited from paying dividends, whether in cash or otherwise.

We have two $3.0 million revolving lines of credit. Outstanding borrowings bear interest at the prime rate (5.25% at December 31, 2004). At December 31, 2004, there were no borrowings under either of these credit facilities. There is $0.8 million committed against one of the credit lines for standby letters of credit pursuant to office leases and an insurance policy.

Cash flows provided by operating activities were $22.9 million for the year ended December 31, 2004 compared to cash flows provided by operating activities of $26.4 million during the year ended December 31, 2003. The decrease in cash provided is the result of an increase in accounts receivable, reflecting less earnings being converted directly to cash during 2004. Additionally, the decrease in net income also impacted operating cash flow during 2004. The significant non-operating uses of cash for the year ended December 31, 2004 included the purchase of Nationwide Appraisal and Nationwide TotalFlood, the purchase of additional property and equipment related to expansion of new offices in our traditional title and escrow operations and net investment activity related to purchases of equity securities and fixed maturity bonds. Additionally, we invested $1.6 million in a partnership that will own an office building in Washington, Pennsylvania that will house Nationwide’s centralized processing center and administration. The company’s primary financing activities included debt borrowings and issuance of common stock to assist in the financing of acquisition activity in 2004, and have included repayment of $8.9 million toward outstanding debt.

Our title insurance underwriter, United Capital Title Insurance Company, is subject to regulations that limit its ability to pay dividends or make loans or advances to its parent, principally for the protection of policyholders. Generally, the total amount of dividends and distributions is limited to the greater of 10% of United Capital Title Insurance Company’s surplus, which amount was $16.8 million as of December 31, 2004, or 100% of net income, which was $3.4 million, for the year period ended December 31, 2004, provided that the amount does not exceed United Capital Title Insurance Company’s earned surplus. Under these restrictions, United Capital Title Insurance Company could pay, to its parent, dividends of $3.4 million during 2005 without prior regulatory approval. Of our $10.8 million in cash and cash equivalents at December 31, 2004, $1.7 million relates to United Capital Title Insurance Company and would be subject to the aforementioned restrictions. Of our $32.5 million investment portfolio, consisting of short term investments, fixed maturity bonds and equity securities, $30.8 million related to United Capital Title Insurance Company and would be subject to the aforementioned restrictions.

A significant component of personnel expense includes incentive bonuses, which are earned by employees during the year, a significant portion of which is paid after the end of the year. At December 31, 2004, we had approximately $9.4 million accrued for incentive bonuses that we intend to pay during the first quarter 2005.

We believe that cash on hand, anticipated future cash receipts and borrowings available under our credit facilities will be sufficient to meet our operating plans and to pay all obligations as they become due for the next twelve months.

Seasonality and Quarterly Results

Historically, residential real estate activity has been generally slower in late autumn and winter, when fewer families move, buy or sell homes, with increased volume in the spring, summer and early autumn. Residential refinancing activity is generally more uniform throughout the year, subject to interest rate stability. Demand for our title insurance and related settlement services generally tracks these seasonal demand patterns of the residential real estate market, although acquisitions of other title insurance and related settlement service companies and changes in interest rates may alter these traditional seasonal demand patterns. We typically report our lowest revenue and earnings in the first quarter, with revenue and earnings increasing into the second quarter and through the third quarter and declining again in the fourth quarter. Operating results for the first quarter of 2005, which we anticipate will be profitable, will be negatively impacted by costs associated with expanding our northern California operations and lower than anticipated revenue levels from our recent acquisition of Real Estate Appraisal Services, Inc.

The following table sets forth unaudited quarterly operating data for the most recent five quarters. Such data has been prepared substantially on the same basis as the audited financial statements appearing in our Form 10-K, and includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the data. However, our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. Future fluctuations may be a result of a variety of factors, including interest rates and general real estate economic conditions, seasonality, the timing of acquisitions, and our ability to control costs in response to declining order volume. Accordingly, we believe that period-to-period comparisons of our historical results may be neither meaningful nor predictive of our future performance. The quarterly data should be read together with the financial statements and accompanying notes appearing elsewhere in our Form 10-K.

	Three Months Ended
	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	($ in thousands, except per share data)
Total revenue	$51,970	$51,547	$79,538	$79,070	$80,721
Net income	1,554	597	5,506	5,685	3,800
Earnings attributable to common shares	1,201	248	5,156	5,332	3,447
Earnings per common share	$0.06	$0.01	$0.23	$0.23	$0.15

The following table sets forth our contractual commitments and commercial obligations as of December 31, 2004 ($ in thousands):

Contractual Commitments and Commercial

	Obligations Payments due by period
Contractual Obligations	Less than one year	2006-2007	2008-2009	Thereafter
Debt maturities	$5,540	$9,790	$7,346	$500
Minimum lease commitments	13,656	21,929	8,454	5,274

Total	$19,196	$31,719	$15,800	$5,774

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

At December 31, 2004, the carrying amounts reported in our consolidated balance sheets for cash and cash equivalents, short term investments, fixed maturity bonds and equity securities, accounts receivable, accounts payable and debt approximate fair value. Fair values of fixed maturity bonds may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the security and other general market conditions. Our investments in equity securities are based on quoted market prices by third party sources. Market prices are subject to variability and as a result, the amount we may realize from a sale of an equity security investment may ultimately be significantly different than the reported market values at December 31, 2004. Variability in market prices may occur as a result of changes in economic conditions, relative price of similar, alternative investment choices and the market’s perceived change in the value of the security itself.

Our long-term debt is comprised of three term loans, the smallest of which provides for a variable interest rate. Our other indebtedness consists of capitalized leases. Had interest rates increased 100 basis points, interest expense on the variable portion of indebtedness would have increased $13,000 for the year ended December 31, 2004. However, because the variable debt had a provision for an interest rate floor at 4.75%, had interest rates decreased 100 basis points, there would have been no impact to interest expense for the year ended December 31, 2004. Had interest rates increased or decreased 100 basis points, interest expense on outstanding debt would have increased or decreased approximately $138,000 for the year ended 2003.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 153, Exchanges of Non-monetary Assets – an Amendment of Opinion No. 29. This Statement amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges on non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of Statement No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have evaluated this accounting standard and have determined it will not have an impact to our consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123, Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS No. 123 and, although the two pronouncements are similar in most respects, a key difference among the pronouncements is that SFAS 123R generally requires companies to recognize the cost of employee services rendered in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123R is effective as of the beginning of the first interim reporting period that begins after June 15, 2005 and may be adopted earlier. The Company did not adopt SFAS 123R as of December 31, 2004 and as a result, SFAS 123R has not affected the Company’s consolidated financial position or results of operations to date. The adoption of SFAS 123R is expected to result in an increase in the Company’s employee costs although the actual impact has not yet been determined as the Company has not yet determined which option valuation approach it will use to estimate the fair value of the stock option grants.

The Emerging Issues Task Force (“EITF”) reached a consensus on Issues No. 04-1, Accounting for Pre-existing Relationships between the Parties to a Business Combination for reporting periods beginning after October 13, 2004. This Task Force consensus discusses that consummation of a business combination between two parties that have a pre-existing relationship should be evaluated to determine whether a settlement of a pre-existing relationship exists. We have evaluated this EITF consensus and have determined it will not have a material impact to our consolidated financial statements.

Item 8. Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Capital Title Group, Inc.:

We have audited the accompanying consolidated balance sheets of Capital Title Group, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Title Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/    KPMG LLP

Phoenix, Arizona

February 21, 2005

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	($ in thousands)
ASSETS
Cash and cash equivalents	$10,777	$20,302
Short term investments	6,250	6,383
Fixed maturity bonds, available-for-sale	21,277	13,784
Equity securities, available-for-sale	4,975	4,840

Cash and invested assets	43,279	45,309
Accounts receivable, net	12,137	2,642
Notes and other receivables	4,083	3,341
Property and equipment, net	23,640	18,077
Title plant	7,939	5,788
Goodwill	46,058	20,121
Other intangibles, net	1,146	153
Deposits and other assets	7,801	5,416
Deferred income taxes, net	—	839

Total Assets	$146,083	$101,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$28,114	$22,119
Reserve for title insurance and escrow losses	14,569	10,909
Long-term debt	23,176	13,520
Deferred income taxes, net	1,350	—
Other liabilities	3,755	2,191

Total Liabilities	70,964	48,739

Redeemable preferred stock, 8% cumulative dividend, redeemable after 2023 for redemption value of $100 per share, $.001 par value, 175,162 shares, authorized, issued and outstanding in 2004 and 2003	17,516	17,516

Stockholders’ Equity:
Common stock, $.001 par value, 50,000,000 shares authorized; 21,542,042 and 18,315,793 shares issued and outstanding in 2004 and 2003, respectively	22	18
Undesignated preferred stock, $.001 par value, 9,824,838 shares authorized, none of which has been issued or outstanding	—	—
Additional paid-in capital	23,079	13,468
Retained earnings	33,941	21,409
Accumulated other comprehensive income	561	536

Total Stockholders’ Equity	57,603	35,431

Total Liabilities and Stockholders’ Equity	$146,083	$101,686

The accompanying notes are an integral part

of the consolidated financial statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2004	2003	2002
	($ in thousands, except per share data)
REVENUE:
Title service revenue, net	$170,888	$160,745	$81,239
Escrow and related fees	92,469	85,080	42,632
Appraisal service revenue	17,885	—	—
Other income	9,634	4,420	3,840

Total Revenue	290,876	250,245	127,711

EXPENSES:
Personnel costs	169,556	154,528	79,149
Rent	17,361	14,254	7,936
Interest expense	1,155	815	443
Provision for title insurance and escrow losses	6,250	9,214	3,176
Contract service fees	17,753	—	—
Other operating expenses	53,123	43,981	24,724

Total Expenses	265,198	222,792	115,428

Income before income taxes	25,678	27,453	12,283

Income tax expense	10,090	10,893	5,001

Net income	15,588	16,560	7,282

Dividends on preferred stock	1,405	1,401	403

Earnings attributable to common shares	$14,183	$15,159	$6,879

Earnings per common share:
Basic	$0.70	$0.84	$0.39

Diluted	$0.64	$0.77	$0.38

Weighted average shares outstanding:
Basic	20,393,834	18,142,279	17,417,061

Diluted	22,258,012	19,755,104	18,121,419

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2004	2003	2002
	($ in thousands, except per share data)
Net income	$15,588	$16,560	$7,282
Other comprehensive income:
Unrealized gain on investments, available-for-sale, net of tax	25	278	258

Other comprehensive income:	25	278	258

Comprehensive income	$15,613	$16,838	$7,540

The accompanying notes are an integral part

of the consolidated financial statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
	($ in thousands)
Balance at December 31, 2001	17,065,381	$17	$10,911	$176	$—	$11,104

Exercise of stock options and warrants, including associated tax benefit	1,131,543	1	1,567	—	—	1,568
Shares issued in connection with acquisition of a subsidiary	89,681	—	197	—	—	197
Warrants issued in connection with acquisition of a subsidiary	—	—	213	—	—	213
Shares repurchased and cancelled	(362,637)	—	(328)	(439)	—	(767)
Dividends on preferred stock	—	—	—	(403)	—	(403)
Net income	—	—	—	7,282	—	7,282
Change in unrealized gain on investments available-for-sale, net of tax effect of $133	—	—	—	—	258	258

Balance at December 31, 2002	17,923,968	18	12,560	6,616	258	19,452

Exercise of stock options, including associated tax benefit	391,825	—	908	—	—	908
Dividends on preferred stock	—	—	—	(1,401)	—	(1,401)
Dividends declared on common stock	—	—	—	(366)	—	(366)
Net income	—	—	—	16,560	—	16,560
Change in unrealized gain on investments available-for-sale, net of tax effect of $143	—	—	—	—	278	278

Balance at December 31, 2003	18,315,793	18	13,468	21,409	536	35,431

Issuance of common stock	2,800,000	3	8,668	—	—	8,671
Exercise of stock options, including associated tax benefit	426,249	1	943	—	—	944
Dividends on preferred stock	—	—	—	(1,405)	—	(1,405)
Dividends on common stock	—	—	—	(1,651)	—	(1,651)
Net income	—	—	—	15,588	—	15,588
Change in unrealized gain on investments available-for-sale, net of tax effect of $13	—	—	—	—	25	25

Balance at December 31, 2004	21,542,042	$22	$23,079	$33,941	$561	$57,603

The accompanying notes are an integral part

of the consolidated financial statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,588	$16,560	$7,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,196	4,839	3,073
Benefit (expense) for deferred income taxes	2,189	(1,092)	(722)
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,057)	1,611	(1,317)
Notes and other receivables	(742)	(906)	(1,005)
Deposits and other assets	(620)	(611)	(1,086)
Accounts payable and accrued expenses	(285)	(818)	6,929
Reserve for title insurance and escrow losses	3,585	4,410	2,401
Other operating activity	1,074	2,364	95

Net Cash Flows provided by Operating Activities	22,928	26,357	15,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment and title plant	(10,840)	(6,099)	(3,796)
Proceeds from sale of property, equipment and title plant	—	280	—
Purchase of subsidiaries, net of acquired cash	(28,355)	(2,903)	(13,801)
Purchase of investment securities	(28,471)	(18,478)	(2,713)
Sales of investment securities	21,001	5,271	732
Collection of notes receivable	—	—	1,693

Net Cash Flows used in Investing Activities	(46,665)	(21,929)	(17,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	16,500	2,250	14,000
Repayment of debt	(8,911)	(5,272)	(541)
Proceeds from the issuance of common stock, net	9,615	682	1,765
Purchase of treasury stock	—	—	(767)
Payment of preferred dividends	(1,405)	(1,401)	(284)
Payment of common dividends	(1,587)	—	—

Net Cash Flows provided by (used in) Financing Activities	14,212	(3,741)	14,173

NET INCREASE IN CASH AND CASH EQUIVALENTS	(9,525)	687	11,938

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	20,302	19,615	7,677

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$10,777	$20,302	$19,615

The accompanying notes are an integral part

of the consolidated financial statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies:

Nature of Operations:

Capital Title Group, Inc. (the “Company”), a Delaware corporation, through its subsidiaries, is engaged in the business of issuing title insurance policies and performing other real estate-related services, such as escrow activities, appraisal services and flood zone determinations. The Company is the parent holding company of the following subsidiaries:

Capital Title Agency Inc. (“Capital Title”) is an Arizona corporation, which has operated under the authority of the Arizona State Banking Commission since November 1981. Capital Title is an independent title agency that provides escrow services and issues title insurance policies to the real estate industry in Maricopa, Yavapai, Mohave and Pinal Counties in Arizona.

New Century Title Company (“New Century”), a California corporation that commenced operations in July 1998, is an independent title agency that provides escrow and title services to the real estate industry in selected California counties. New Century is licensed to conduct business in San Diego, Orange, Riverside, San Bernardino and Los Angeles Counties. New Century also has operations in northern California, which it obtained by acquisition in November 1998, and expanded through another acquisition in April 2002. New Century’s northern California operations is licensed to conduct business in Sonoma, Sacramento, Contra Costa, Alameda, San Mateo and Santa Clara Counties.

Nations Holding Group (“Nations”), a California corporation, was acquired in September 2002 and includes the following wholly-owned subsidiaries:

United Title Company (“United Title”), a California corporation that commenced operations in 1978, is an independent title agency that provides escrow and title services to the real estate industry in southern California. United Title is licensed in Los Angeles, Riverside, San Bernardino, Orange, San Diego, Ventura and Santa Barbara Counties in California.

First California Title Company (“First California”), a California corporation that commenced operations in 1964 and was acquired by Nations in 1997, is an independent title agency serving the real estate industry with escrow and title services in the northern California Counties of Alameda and Contra Costa.

Land Title of Nevada, Inc. (“Land Title”) is a Nevada corporation established in 1978. Land Title provides escrow and title services to the real estate industry in Clark County, Nevada, which comprises the metropolitan area of Las Vegas.

United Capital Title Insurance Company (“United Capital”), a California domiciled title insurance underwriter, commenced operations in 1997. United Capital is the predominant underwriter for both United Title and First California and underwrites a portion of the title insurance policies sold by Capital Title, New Century and Land Title.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nationwide Appraisal Services Corporation (“Nationwide Appraisal”), a Pennsylvania corporation that commenced operations in 1994, and was acquired in May 2004, provides appraisal, title and related settlement services to its customers in the mortgage and real estate industry throughout the United States through a centralized processing center located near Pittsburgh, Pennsylvania.

Nationwide TotalFlood, Inc. (formerly known as Determination Processing Services, Inc.), a California corporation acquired in July 2004, provides residential and commercial flood zone determinations on real property throughout the United States through a centralized processing center located in Los Angeles, California.

Real Estate Appraisal Services, Inc., an Ohio corporation, was established in November 2004 as a result of an asset purchase and provides appraisal services in five states including Ohio, Pennsylvania, Michigan, Illinois and New York.

Significant Accounting Policies:

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates:

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management believes the estimates and assumptions that require management’s most difficult, subjective or complex judgments form the basis of identifying the accounting policies that are most critical to the Company. The critical accounting policies to the Company include policies related to reserves for title insurance and escrow losses, related contingencies and litigation surrounding title and escrow losses and impairment of intangible assets. Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Certain Reclassifications:

Certain reclassifications have been made in the 2003 and 2002 consolidated financial statements to conform to the presentation used in 2004.

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

Revenue Recognition:

Title premiums earned and title and escrow fees are recognized as revenue at the time of closing the related real estate transaction. The Company reports title service revenue net of underwriting fees paid pursuant to agreements the Company has with third party title insurance underwriters. Underwriting fees incurred relating to third party title insurance underwriters for the years ended December 31, 2004, 2003 and 2002 were $3.7 million, $3.2 million and $5.4 million, respectively. Revenue from real estate appraisal services, account servicing and other fees are generally recognized when the service is performed. For flood zone determination services, the Company must defer a portion of revenue that relates to services the Company is contractually required to provide in future periods, and recognizes the deferred revenue over the period of time it is contractually required to provide the additional services.

Property and Equipment:

Property and equipment are recorded at cost and are being depreciated on a straight-line basis over the estimated useful lives of the related assets, which range from three to forty years. Leasehold improvements are amortized on a straight-line basis over the lesser of the original lease term or the estimated useful lives of such assets.

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

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill:

At December 31, 2004, goodwill consisted of cost in excess of net assets acquired. Prior to 2002, goodwill was amortized ratably over twenty years. Effective January 1, 2002, goodwill is no longer amortized, but impairment of goodwill is monitored for recoverability based on guidance set forth by Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets.

Comprehensive Income:

Comprehensive income consists of net income and net unrealized gains (losses) on investments and is presented in the consolidated statements of stockholders’ equity and comprehensive income.

Impairment of Long-Lived Assets:

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. As of December 31, 2004, management has not identified any events or circumstances that indicate that any long-lived assets are impaired.

Reserve for Title Insurance and Escrow Losses:

The Company’s reserve for title insurance losses from its title insurance underwriter includes known claims as well as a provision of losses expected to be incurred, net of recoveries. Known claims are reserved for, based on a review of the claim amount and estimated costs associated with settling the claim. The Company also reserves for claims arising from errors made during the escrow process. Reserves for claims which are incurred, but not reported to the Company, are recorded based on several factors including, but not limited to, historical loss experience, and current industry and legal environments. The occurrence of a significant title or escrow claim in any given period could have a material adverse effect on the Company’s financial condition and results of operations during that period.

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

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Stock Option Plan:

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and Interpretation of APB No. 25, issued in March 2000, to account for stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by Statement No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period ($ in thousands, except per share data):

	Years ended December 31,
	2004	2003	2002
Earnings attributable to common shares	$14,183	$15,159	$6,879
Deduct pro forma total stock-based employee compensation determined under a fair-value-based method for all rewards, net of tax	(676)	(544)	(402)

Pro forma earnings attributable to common shares	$13,507	$14,615	$6,477

Pro forma earnings attributable to common shares per share - basic	$0.66	$0.81	$0.37

Pro forma earnings attributable to common shares per share - diluted	$0.61	$0.74	$0.36

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.4 for 2004, 3.0% for 2003 and 1.6% for 2002; dividend yields of 1.5% for 2004, 1.6% for 2003 and 0% for 2002; volatility factors of the expected market price of the Company’s common stock was 40% for 2004, 48% for 2003 and 67% for 2002; and a weighted-average expected life at the date of grant of options of four years for 2004, 2003 and 2002.

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

Segment Reporting:

The Company’s two reportable segments are Title and Escrow Services and Lender Services. Additional information related to the Company’s segments are included in Note 17.

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

The following table sets forth the computation of basic and diluted EPS ($ in thousands, except per share data):

	Years ended December 31,
	2004	2003	2002
Earnings attributable to common shares	$14,183	$15,159	$6,879

Basic EPS – weighted average shares outstanding	20,393,834	18,142,279	17,417,061

Basic earnings per share	$0.70	$0.84	$0.39

Basic EPS – weighted average shares outstanding	20,393,834	18,142,279	17,417,061
Effect of dilutive securities	1,864,178	1,612,825	704,358

Dilutive EPS – weighted average shares outstanding	22,258,012	19,755,104	18,121,419

Diluted earnings per share	$0.64	$0.77	$0.38

Stock options not included in diluted EPS since antidilutive	37,450	370,100	1,568,200

Fair Value of Financial Instruments:

The Company discloses fair value information about financial instruments where it is practicable to estimate their value. The Company estimates that the carrying value of its financial instruments, consisting of cash and cash equivalents, short term investments, notes receivable, accounts payable and accrued expenses approximate their fair values at December 31, 2004 and 2003 due to the short term nature of these items. Fixed maturity bonds and equity securities are classified as available-for-sale and accordingly, are carried at fair value. The terms of the Company’s long term debt instruments provide for fixed rates of interest with the exception of one term loan which has a variable interest rate tied to a market index. All are comparable to what they could be replaced for in the current market, therefore the carrying value approximates their fair value at December 31, 2004 and 2003.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

New Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 153, Exchanges of Non-monetary Assets – an Amendment of Opinion No. 29. This Statement amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges on non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of Statement No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We have evaluated this accounting standard and have determined it will not have an impact to our consolidated financial statements.

In December 2004, the FASB revised SFAS No. 123, Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS No. 123 and, although the two pronouncements are similar in most respects, a key difference among the pronouncements is that SFAS 123R generally requires companies to recognize the cost of employee services rendered in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123R is effective as of the beginning of the first interim reporting period that begins after June 15, 2005 and may be adopted earlier. The Company did not adopt SFAS 123R as of December 31, 2004 and as a result, SFAS 123R has not affected the Company’s consolidated financial position or results of operations to date. The adoption of SFAS 123R is expected to result in an increase in the Company’s employee costs although the actual impact has not yet been determined as the Company has not yet determined which option valuation approach it will use to estimate the fair value of the stock option grants.

The Emerging Issues Task Force (“EITF”) reached a consensus on Issues No. 04-1, Accounting for Pre-existing Relationships between the Parties to a Business Combination for reporting periods beginning after October 13, 2004. This Task Force consensus discusses that consummation of a business combination between two parties that have a pre-existing relationship should be evaluated to determine whether a settlement of a pre-existing relationship exists. We have evaluated this EITF consensus and have determined it will not have a material impact to our consolidated financial statements.

2. Cash Held as a Fiduciary:

The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from active escrow, trust and account servicing files. The balances in these accounts have not been included in the consolidated financial statements. As of December 31, 2004 and 2003, the accounts contain balances of approximately $789.7 million and $486.7 million, respectively. As a result of holding these deposits in escrow, the Company is involved in programs for realizing economic benefit during the year through favorable borrowing and vendor arrangements with the various financial institutions where the deposits are held.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Concentration of Risk:

The Company maintains cash and cash equivalents with various financial institutions. Deposits which exceed $100,000 at each institution are not insured by the Federal Deposit Insurance Corporation. Of the $17.0 million in cash and cash equivalents and short-term investments on hand at December 31, 2004, $12.3 million was not insured by the Federal Deposit Insurance Corporation.

The Company’s accounts receivable are typically not collateralized. The Company is not dependent upon any single customer or single group of customers. The loss of any one customer would not have a material adverse effect on the Company.

4. Acquisitions:

In November 2004, the Company acquired the assets of Real Estate Appraisal Services, Inc. (“REAS”). Under the terms of the agreement, approved by the Board of Directors of each company, the purchase price was $0.8 million, $0.3 of which was paid in cash and $0.5 million of which was a note payable in favor of the seller, Citizens Financial Group. REAS, located in Cleveland, Ohio, is a provider of appraisal and flood determination services for residential and commercial property primarily in Ohio, and provides an extension of services to customers of our Lender Services segment. The operations of REAS have been included in the consolidated financial statements of the Company since November 6, 2004, which was the effective date of the transaction. The allocation of the purchase price included allocation of $0.3 million to goodwill.

In July 2004, The Company acquired Determination Processing Services, Inc., which was subsequently renamed Nationwide TotalFlood Services, Inc. (“Nationwide TotalFlood”). Nationwide TotalFlood, based in Los Angeles, California, provides residential and commercial flood determinations on property throughout the United States, and increases the Company’s service capacity for our Lender Services segment. Under the terms of the acquisition, approved by the Board of Directors of each company, the purchase price was $1.7 million and was financed from cash on hand. The operations of Nationwide TotalFlood have been included in the consolidated financial statements of the Company since July 1, 2004, which was the effective date of the transaction.

The purchase price was allocated to the assets purchased and liabilities assumed, based on their respective fair values at the date of acquisition. Included in this allocation of the purchase was approximately $2.0 million of goodwill. The following table summarizes the estimated fair values of the allocation of the purchase price and direct acquisition costs to the assets and liabilities acquired at the date of purchase ($ in thousands):

Assets and (Liabilities) Acquired:
Cash and cash equivalents	$2
Accounts receivable, net	617
Deposits and other assets	47
Property and equipment, net	127
Goodwill	1,994
Accounts payable and accrued expenses	(683)
Other liabilities	(448)

Total	$1,656

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 2004, the Company acquired Nationwide Appraisal Services Corporation (“Nationwide”). Under the terms of the acquisition, approved by the Board of Directors for each company, the Company paid $25.0 million in cash at closing, with $3.0 million in deferred cash consideration payable if certain conditions are satisfied after the closing of the transaction. Subsequent to the closing, it was determined that certain conditions relating to $1.0 million of the deferred cash consideration will not be required to be paid, in accordance with provisions of the acquisition agreement. Nationwide provides real estate appraisal services and also issues title insurance policies throughout most large markets in the United States and is the cornerstone of the Company’s Lender Services segment. The purchase price was financed from cash on hand, proceeds from the private placement of common stock and warrants to purchase common stock, and a credit facility from a bank totaling $16.0 million. The credit facility included a loan currently bearing interest at a fixed rate of 4.75%. The terms of the credit facility required a $6.0 million payment of principal on September 30, 2004. The remaining balance outstanding under the credit facility is being amortized over a five year period with monthly payments of $166,667 plus interest. The operations of Nationwide have been included in the consolidated financial statements of the Company since May 1, 2004, which was the effective date of the transaction.

The purchase price, and direct transaction costs were allocated to the assets purchased and liabilities assumed, based on their respective fair values at the date of acquisition. Included in this allocation of the purchase was $23.6 million of goodwill and three other intangible assets; $1.0 million related to existing customer relationships, which will be amortized over a five-year period, approximately $50,000 for a covenant not to compete agreements with former stockholders of Nationwide, which is amortized over the three-year term of the agreement, and approximately $456,000 was allocated to Nationwide’s backlog of opened orders, which was fully amortized during the second quarter 2004. The following table summarizes the estimated fair values of the allocation of the purchase price and direct acquisition costs to the assets and liabilities acquired at the date of purchase ($ in thousands):

Assets and (Liabilities) Acquired:
Cash and cash equivalents	$279
Accounts receivable, net	4,743
Deposits and other assets	118
Property and equipment, net	1,866
Goodwill	23,597
Other intangible assets	1,490
Accounts payable and accrued expenses	(5,450)
Reserve for title insurance and escrow losses	(75)
Debt	(1,568)

Total	$25,000

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

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Selected unaudited pro forma combined results of operations for the years ended December 31, 2004 and 2003, assuming acquisitions made in 2004, discussed above, occurred January 1, 2003, are as follows ($ in thousands, except per share data):

	Year ended December 31, 2004	Year ended December 31, 2003
Total revenue	$326,498	$331,954
Income before income taxes	29,707	36,660
Net income	18,032	22,106
Earnings attributable to common shares	16,627	20,705

Net income per common share:
Basic	$0.78	$0.99

Diluted	$0.72	$0.91

Weighted average shares outstanding:
Basic	21,245,705	20,942,279
Diluted	22,988,794	22,655,104

5.	Investments:

Under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, securities are generally classified as available-for-sale, held-to-maturity, or trading. The Company has classified its entire fixed maturity bonds and equity securities portfolios as available-for-sale. Securities classified as available-for-sale are reported at fair value in the consolidated statements of financial position with the related unrealized holding gains and losses on such available-for-sale securities reported as a separate component of equity after adjustments for related changes in deferred income taxes. The cost, gross unrealized gains and losses and fair value of fixed maturity bonds available-for-sale as of December 31, 2004 and 2003, are as follows ($ in thousands):

December 31, 2004:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. government and agencies	$13,349	$10	$(53)	$13,306
State and political subdivisions	2,488	136	—	2,624
Corporate securities	5,222	139	(14)	5,347

	$21,059	$285	$(67)	$21,277

December 31, 2003:
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. government and agencies	$7,409	$45	$(7)	$7,447
State and political subdivisions	2,179	96	—	2,275
Corporate securities	3,858	213	(9)	4,062

	$13,446	$354	$(16)	$13,784

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contractual maturities at December 31, 2004, which may differ from expected maturities because certain borrowers have the right to call or prepay obligations with or without prepayment penalties, are as follows ($ in thousands):

Maturity dates	Amortized Cost	Estimated fair value
2005-2009	$17,810	$17,867
2010-2014	1,534	1,570
After 2014	1,715	1,840

	$21,059	$21,277

At December 31, 2004 the Company had fixed maturity bonds with an amortized cost of $14.3 million and fair value of $14.5 million that have provisions, which give borrowers the right to call or prepay their obligations with or without prepayment penalties.

Investment in equity securities at December 31, 2004 and 2003 consists of investments in the following ($ in thousands):

December 31, 2004:

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Preferred and common stock of banks, trust and insurance companies	$1,612	$331	$(1)	$1,942
Preferred and common stocks of public utilities	147	21	—	168
Preferred and common stock of industrial and miscellaneous companies	2,597	313	(45)	2,865

	$4,356	$665	$(46)	$4,975

December 31, 2003:
	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Preferred and common stock of banks, trust and insurance companies	$1,715	$216	$(1)	$1,930
Preferred and common stock of industrial and miscellaneous companies	2,649	304	(43)	2,910

	$4,364	$520	$(44)	$4,840

Gross realized gains related to fixed maturity bonds, available-for-sale were $0, $27,000 and $58,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Gross realized gains related to equity securities, available-for-sale were $289,000, $279,000 and $5,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Gross realized losses related to equity securities, available-for-sale were $89,000, $0 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Gross unrealized losses on investment securities and the fair values of the related securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2004, were as follows ($ in thousands):

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and agencies	$10,516	$(46)	$1,312	$(7)	$11,828	$(53)
State and political subdivisions	—	—	—	—	—	—
Corporate securities	2,403	(8)	93	(6)	2,496	(14)
Equity securities	226	(29)	87	(17)	313	(46)

Total temporary impaired securities	$13,145	$(83)	$1,492	$(30)	$14,637	$(113)

Other income includes net investment income related to the Company’s investment portfolio of approximately $0.9 million and $0.7 million for the years ended December 31, 2004 and 2003, respectively.

6. Property and Equipment:

Property and equipment consists of the following ($ in thousands):

	Useful Lives	2004	2003
Land	N/A	$217	$325
Buildings and leasehold improvements	3-40 years	11,439	9,362
Office equipment and software	3-7 years	27,252	20,907
Furniture and fixtures	7 years	7,658	5,409
Vehicles	5 years	50	104

		46,616	36,107

Less: Accumulated depreciation and amortization		(22,976)	(18,030)

		$23,640	$18,077

7. Income Taxes:

The income tax expense (benefit) consists of the following ($ in thousands):

	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$6,896	$10,941	$4,660
State	1,028	1,934	1,063
Deferred:
Federal	1,813	(1,745)	(623)
State	353	(237)	(99)

	$10,090	$10,893	$5,001

Total current income tax payable was $1.0 million, which was included in Accounts payable and accrued expenses on the accompanying consolidated balance sheet at December 31, 2004.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets/liabilities as of December 31, 2004 and 2003 are as follows ($ in thousands):

	2004	2003
Deferred tax assets:
Accounts receivable	$533	$498
Alternative minimum credit	—	—
Reserve for losses	1,519	1,612
Deferred gain on sales-leaseback	—	169
Accrued vacation	680	808
Other	—	148

Total deferred tax assets	2,732	3,235

Deferred tax liabilities:
Title plant and other intangibles	(1,724)	(1,031)
Property and equipment	(746)	(494)
Unearned premium reserves	(998)	(529)
Investments	(321)	(282)
Other	(293)	(60)

Total deferred tax liabilities	(4,082)	(2,396)

Net deferred tax assets/(liabilities)	$(1,350)	$839

The reconciliation of the provision for income taxes with the expected income taxes based on the statutory federal income tax rate is as follows ($ in thousands):

	Year Ended December 31,
	2004	2003	2002
Expected income tax expense at the federal statutory rate	$8,888	$9,607	$4,176
State income taxes net of federal benefit	1,020	999	636
Other	182	287	189

Income tax expense	$10,090	$10,893	$5,001

8. Summary of Reserve for Title Insurance and Escrow Losses:

The activity within the reserve for title insurance and escrow losses is as follows ($ in thousands):

	Year Ended December 31,
	2004	2003	2002
Beginning balance	$10,909	$6,450	$524
Provision for claim losses	6,250	9,214	3,176
Reserves acquired	75	49	3,525
Claims paid, net of recoveries	(2,665)	(4,804)	(775)

Ending balance	$14,569	$10,909	$6,450

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Long Term Debt:

Long term debt components are general obligations of the Company and consist of the following ($ in thousands):

	Years Ended December 31,
	2004	2003
Seven year term loan with Comerica Bank, with 4.75% fixed-rate interest, with monthly installments of $0.2 million including principal and interest, due September 2009, secured by Company’s assets.	$7,000	$9,000

Five year term loan with Comerica Bank with 4.75% fixed-rate interest, with monthly installments of $0.2 million including principal and interest, due May 2009, secured by Company’s assets.	9,483	—

8.32% term loan with GMAC Commercial Mortgage, with monthly installments of $0.02 million including principal and interest, due August 2009; secured by a building.	2,976	3,011

Unsecured term loan with former principal of Land Title of Nevada, Inc., due May 2007, at the prime rate with a floor of 4.75% and a ceiling of 6.75%. At December 31, 2004, the interest rate was 5.25%.	1,060	1,509

Unsecured note payable to Redevelopment Authority of the County of Washington, Pennsylvania. Repayment terms include no interest and provide for forgiveness at a rate of 10% annually over a ten year period, if certain conditions are met.	1,000	—

Unsecured note payable to Citizens Financial Bank, one year term with fixed-rate interest of 5.50%	500	—

Capital leases on equipment, secured by equipment.	1,157	—

	$23,176	$13,520

The Company has two $3 million revolving lines of credit, which bear interest on any outstanding balance at the prime rate. As of December 31, 2004, there were no cash draws against either credit line. There is $791,000 committed against one credit line for standby letters of credit required pursuant to office leases and a group insurance policy.

The Company’s lines of credit and term loan agreements are secured by substantially all of the Company’s assets and contain certain provisions which may restrict the Company’s ability to incur additional debt, make acquisitions or dispose of significant assets, as well as certain covenants related to the Company’s financial position and operating results.

The maturities of long-term debt after December 31, 2004 were as follows ($ in thousands):

2005	$5,540
2006	5,040
2007	4,750
2008	3,204
2009	4,142
Thereafter	500

$23,176

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. Operating Lease Commitments:

The Company leases office equipment and offices at approximately 130 locations. These lease periods range from one month to 84 months with renewal options of up to ten years. In addition, the Company has a 50 year ground lease, through December 2047, for its corporate office with annual payments of approximately $115,000, subject to adjustments based on the consumer price index. For the years ended December 31, 2004, 2003 and 2002 rental expense was $17.4 million, $14.3 million and $7.9 million, respectively.

The Company’s future minimum lease commitments after December 31, 2004 were as follows ($ in thousands):

2005	$13,656
2006	12,165
2007	9,764
2008	5,784
2009	2,670
Thereafter	5,274

$49,313

11. Commitments and Contingencies:

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

United Title has been named in a lawsuit brought by individuals purporting to act in a representative capacity for consumers doing business with lenders and title companies in the State of California which seeks restitution of alleged violations of law in connection with title and escrow practices. Additionally, the California State Controller is conducting an audit of United Title including, among other things, its practices related to unclaimed property. In conjunction with the acquisition of Nations Holding Group in September, 2002 the Company has access to a funded indemnification account which we believe is sufficient to cover any potential exposure on these matters. Accordingly, management does not believe this potential exposure would have a material affect to our financial position, results of operations or cash flows. The results of legal proceedings cannot be predicted with certainty, but United Title intends to vigorously defend the lawsuit and any adverse findings of the State Controller.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Our title insurance underwriter, United Capital, is subject to regulations that limit its ability to pay dividends or make loans or advances to its parent, principally for the protection of policyholders. Generally, the total amount of dividends and distributions is limited to the greater of 10% of United Capital’s surplus, which amount was $16.8 million as of December 31, 2004, or 100% of net income for the previous calendar year which amount was $3.4 million for the year ended December 31, 2004. Under these restrictions, United Capital could pay, to its parent, dividends of $3.4 million during 2005 without prior regulatory approval. Of our $10.8 million in cash and cash equivalents at December 31, 2004, $1.7 million relates to United Capital and would be subject to the aforementioned restrictions. Of our $32.5 million investment portfolio, consisting of short term investments, fixed maturity bonds and equity securities, $30.8 million related to United Capital and would be subject to the aforementioned restrictions.

12. Supplemental Cash Flow Information:

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities($ in thousands):

	Year Ended December 31,
	2004	2003	2002
Cash paid during the year:
Interest	$1,154	$814	$418
Income taxes	6,015	15,790	3,080
Non-cash investing and financing activities:
Issuance of preferred stock to acquire Nations	—	—	17,516
Issuance of warrants for common stock to acquire Nations	—	—	213
Issuance of common stock in connection with acquisition of Nations	—	—	197
Cash dividend to common stockholders declared	430	366	—

Our Board of Directors declared a cash dividend during the fourth quarter 2004 of $0.02 per share to stockholders of record as of December 27, 2004, and we paid this dividend totaling $0.4 million on January 10, 2005.

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

The Company’s matching contributions were approximately $0.8 million, $0.5 million and $0.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

The Company’s 1996 Stock Option Plan (“The Plan”) has authorized the grant of common stock options to all the Company’s employees. Currently, 5,650,000 shares of Common Stock are authorized for issuance pursuant to the Plan. As of December 31, 2004, 3,674,526 options are outstanding under the Plan. All options granted have 5-year terms. Fifty percent of each option grant can be exercised after two years from the date granted; the remaining options can be exercised after three years provided the optionee remains employed with the Company at such vesting date. Options granted under the Plan are not transferable and the per share exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of grant.

The Company’s Non-Employee Directors Stock Option Plan (“Directors Plan”) has authorized the grant of options to non-employee members of the Board of Directors and advisory boards. Currently, 750,000 shares of Common Stock are authorized for issuance pursuant to the Directors Plan. As of December 31, 2004, 290,000 options are outstanding under the Directors Plan. All options granted have 5-year terms. Fifty percent of each option grant can be exercised after two years from the date granted; the remaining shares can be exercised after three years provided the optionee remains an eligible director at such vesting date. Upon election to the Board of Directors each board member is granted the option to purchase 15,000 shares of common stock. In addition to the foregoing option grants, each year every non-employee director automatically receives an option to acquire 10,000 shares of the Company’s common stock on the third business day following the date the Company publicly announces its annual financial results, provided that such director has attended at least 75% of the meetings of the Board of Directors and the Board Committees of which such non-employee director is a member in the preceding fiscal year.

A summary of the Company’s stock option activity pursuant to its stock option plans, and related information for the years ended December 31 is as follows:

	2004		2003		2002
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding - Beginning of year	3,720,125	$2.42	3,783,000	$2.09	3,418,000	$1.82
Granted	1,068,600	4.43	844,650	3.46	1,664,300	2.20
Exercised	(345,849)	2.15	(391,825)	1.64	(737,750)	1.20
Forfeited	(478,350)	3.19	(515,700)	2.30	(561,550)	1.92

Outstanding - End of year	3,964,526	2.85	3,720,125	2.42	3,783,000	2.09

Exercisable at end of year	2,017,576	2.16	1,023,825	2.02	530,575	1.83

Weighted average fair value of options granted during the year	$1.44		$1.59		$1.25

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock options outstanding at December 31, 2004 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise price	Options	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$1.00-$2.00	610,492	1.5 years	$1.51	488,667	$1.38
$2.03-$3.00	2,057,684	2.1 years	2.38	1,478,784	2.36
$3.05-$5.25	1,296,350	4.1 years	4.23	50,125	3.88

	3,964,526	2.7 years	$2.85	2,017,576	$2.16

16. Allowance for Uncollectible Accounts Receivable:

Changes in the allowance for uncollectible accounts receivable for the years ended December 31, 2004, 2003 and 2002 are as follows ($ in thousands):

Balance as of December 31, 2001	$193
Provision charged to operations	64
Balance resulting from acquisition	514

Write-offs, net of recoveries	(285)
Balance as of December 31, 2002	486
Provision charged to operations	1,679
Write-offs, net of recoveries	(1,395)

Balance as of December 31, 2003	770
Provision charged to operations	304
Balance resulting from acquisition	192
Write-offs, net of recoveries	(281)

Balance as of December 31, 2004	$985

17. Segment Information:

The Company’s two reportable segments are Title and Escrow Services and Lender Services. Reportable segments are determined based on the organizational structure, types of products and services and market differentiation. The acquisition of Nationwide precipitated the establishment of the Lender Services segment based upon these factors. Because the operations included in the Lender Services segment were acquired in 2004, there is no comparison of segment results to the prior year presented, as all of the operations in 2003 related to Title and Escrow services.

As a result, segment information is from May 1, 2004, the acquisition date of Nationwide. Summarized financial information concerning the Company’s reportable segments is presented as follows for the year ended December 31, 2004 ($ in thousands):

	Title and Escrow Services	Lender Services	Total
Revenue	$252,604	$38,272	$290,876
Depreciation and amortization	5,194	1,002	6,196
Interest expense	1,110	45	1,155
Pre-tax earnings	23,658	2,020	25,678
Income tax expense	9,304	786	10,090
Capital expenditures	7,350	3,490	10,840
Assets	101,633	44,450	146,083
Goodwill	20,121	25,937	46,058
Other intangibles	123	1,023	1,146

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

Lender Services

This segment encompasses the Company’s bundled services strategy which currently includes real estate appraisal and valuation services, title insurance and escrow related services and flood zone determination services which are marketed to regional and national lenders and mortgage brokers. Unlike the Company’s traditional title and escrow services division, this segment typically conducts its business on a national scope from centralized processing centers. This segment generates its revenue principally from providing appraisal and valuation services, issuing title insurance policies, providing escrow services and flood zone determination services primarily for lenders involved in residential real estate transactions.

18. Selected Quarterly Financial Data:

The following table sets forth unaudited selected quarterly financial data for each quarter of the years ended December 31, 2004 and 2003 ($ in thousands, except per share data):

	March 31	June 30	September 30	December 31	Total
2004
Total revenue	$51,547	$79,538	$79,070	$80,721	$290,876
Net income	597	5,506	5,685	3,800	15,588
Earnings attributable to common shares	248	5,156	5,332	3,447	14,183
Earnings attributable to common shares per common share:
Diluted	0.01	0.23	0.23	0.15	0.64

2003
Total revenue	$56,522	$68,302	$73,451	$51,970	$250,245
Net income	3,368	5,878	5,760	1,554	16,560
Earnings attributable to common shares	3,022	5,529	5,407	1,201	15,159
Earnings attributable to common shares per common share:
Diluted	0.16	0.28	0.27	0.06	0.77

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

Part III

Item 10. Directors, Executive Officers of the Registrant

The information required by this Item is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement for our 2005 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. & 2. Financial Statements and Financial Statement Schedules

The Financial Statements filed as part of this report are listed in Item 8 of Part II of this report.

3. Index to Exhibits

EXHIBIT NO.	DESCRIPTION
2	Share Exchange Agreement between Capital Title Agency, Inc. and Norvex, Inc., dated May 23, 1996. (1)

2.1	Agreement and Plan of Merger, among Capital Title Group, Inc., CTG Acquisition Corporation and Nationwide Appraisal Services Corporation, dated January 26, 2004. (8)

3.1	Certificate of Incorporation, as amended to date. (8)

3.2	Amended and Restated By-Laws. (1)

3.3	Certificate of Designations, Preferences and Privileges of the Series A Cumulative Preferred Stock. (8)

10.1	Underwriting Agreement between Capital Title Agency Inc. and Old Republic National Title Insurance Company dated March 1, 1996. (1)

10.2	Underwriting Agreement between Capital Title Agency Inc. and First America Title Insurance Company dated August 16, 1996. (1)

10.5	Title Plant Agreement between Registrant and Security Union Title Insurance Company dated April 29, 1998. (2) (originally filed as Exhibit 10.18)

10.6	Purchase and Sale Agreement between Registrant and KDC-AZ, LLC dated July 1, 1998. (2) (originally filed as Exhibit 10.21)

10.7	Merger Agreement among Registrant, Northwestern Consolidated Corporation and related subsidiaries dated September 1, 1998. (3) (originally filed as Exhibit 10)

10.8	Credit Agreement between Registrant and Imperial Bank dated February 1, 1999. (2) (originally filed as Exhibit 10.23)

10.9	Access Agreement By and Between Security Union Title Insurance Company and New Century Title Company dated September 30, 1999. (4) (originally filed as Exhibit 10.24)

10.10	Title Plant Lease and Service Agreement by and between Security Union Title Insurance Company and Capital Title Agency Inc. dated May 19, 1999.(4) (originally filed as Exhibit 10.25)

10.11	Promissory Note between CTG Building Co. and GMAC Commercial Mortgage Corporation dated July 30, 1999. (4) (originally filed as Exhibit 10.26)

10.12	Amended Underwriting Agreement by and between Stewart Title Guaranty Company and New Century. (4) (originally filed as Exhibit 10.27)

10.13	Asset Purchase and Sale Agreement by and among BridgeSpan, Inc. and the Registrant. (5) (originally filed as Exhibit 10)

10.14	Agreement and Plan of Merger dated June 11, 2002, among the Registrant, Nations Holding Group, and Capital One Merger Corporation, as amended. (6) (originally filed as Exhibit 2.1 and 2.2)

10.15	Variable Rate Installment Note and Business Loan Agreement between Comerica Bank – California and Subsidiaries. (6) (originally filed as Exhibit 2.3)

10.16	Capital Title Group, Inc. 1996 Stock Option Plan (7)

10.17	Capital Title Group, Inc. Non-Employee Directors Stock Option Plan (7)

10.18	Fixed Rate –Single Payment Note Addendum “A” to Note and First Modification to Business Loan Agreement between Registrant and Comerica Bank. (9)

10.19	Employment Agreement by and between Capital Title Group, Inc. and Donald R. Head, as amended, dated December 13, 2002. (*)

10.20	Employment Agreement by and between Capital Title Group, Inc. and Mark C. Walker, as amended, dated May 27, 2004. (*)

10.21	Acquisition Consulting Agreement by and between Capital Title Group, Inc., and Miller Capital Corporation, dated January 28, 2004. (*)

14.1	Statement of Business Practices, effective as of December 31, 2003 (containing our code of ethics) (8)

21	List of Subsidiaries. (*)

23.1	Consent of Independent Registered Public Accounting Firm. (*)

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (*)

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

(*)	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Form 10-SB filed with the Securities and Exchange Commission on September 24, 1996.
(2)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 23, 1999.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 10, 1998.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 28, 2000.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 12, 2002.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2002.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333112982) as filed with the Securities and Exchange Commission on February 20, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 5, 2004.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2004.

(b) Reports on Form 8-K

During	the year ended December 31, 2004, the Company filed the following reports on Form 8-K:

Current Report of Form 8-K dated February 17, 2004 – Pursuant to Items 12 and 7, the Company reported that it had issued a news release concerning the Company’s financial results for its fourth quarter ended December 31, 2004. A copy of the news release was furnished as an Exhibit to that Current Report on Form 8-K and was incorporated therein by reference.

Current Report of Form 8-K dated April 29, 2004 – Pursuant to Item 5, the Company reported that it had issued a news release concerning the company’s completion of $10.1 million private placement of its common stock and warrants to purchase its common stock. A copy of the news release was furnished as an Exhibit to that current Report on Form 8-K and was incorporated therein by reference.

Current Report of Form 8-K dated April 30, 2004 - Pursuant to Items 12 and 7, the Company reported that it had issued a news release concerning the Company’s financial results for its first quarter ended March 31, 2004. A copy of the news release was furnished as an Exhibit to that Current Report on Form 8-K and was incorporated therein by reference.

Current Report of Form 8-K dated April 30, 2004 – Pursuant to Items 2, 5 and 7, the Company reported it had completed its acquisition of Nationwide Appraisal Services Corporation and filed all required pro forma financial statements as part of the Form 8-K.

Current Report of Form 8-K dated July 1, 2004 – Pursuant to Items 5 and 7, the Company reported that it had issued a news release announcing its acquisition of Determination Processing Services, Inc. A copy of the news release was furnished as an Exhibit to that Current Report on Form 8-K and was incorporated therein by reference.

Current Report of Form 8-K dated July 27, 2004 – Pursuant to Items 12 and 7, the Company reported that it had issued a news release concerning the Company’s financial results for its second quarter ended June 30, 2004. A copy of the news release was furnished as an Exhibit to that Current Report on Form 8-K and was incorporated therein by reference.

Current Report of Form 8-K dated August 24, 2004 – Pursuant to Item 8.01, the Company reported that it had issued a news release announcing the Board of Director’s declaration to pay a cash dividend on common shares. A copy of the news release was furnished as an Exhibit to that Current Report on Form 8-K and was incorporated therein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL TITLE GROUP, INC.

By	/s/ Donald R. Head
Donald R. Head
Chief Executive Officer

Date: March 11, 2005

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Donald R. Head Donald R. Head	Chairman of the Board, President and Chief Executive Officer	March 11, 2005

/s/ Mark C. Walker Mark C. Walker	Vice President, Chief Financial Officer, Secretary and Treasurer	March 11, 2005

/s/ David C. Dewar David C. Dewar	Director	March 11, 2005

/s/ Terry S. Jacobs Terry S. Jacobs	Director	March 11, 2005

/s/ Theo F. Lamb Theo F. Lamb	Director	March 11, 2005

/s/ Robert B. Liverant Robert B. Liverant	Director	March 11, 2005

/s/ Stephen A McConnell Stephen A McConnell	Director	March 11, 2005

/s/ Ben T. Morris Ben T. Morris	Director	March 11, 2005