Form 10-Q
period 2005-03-31
CAPITAL TITLE GROUP INC
filed 2005-04-29
CIK 1017158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 21,940,915 shares as of April 27, 2005.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Part 1. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$11,139	$10,777
Short term investments	3,350	6,250
Fixed maturity bonds, available-for-sale	21,947	21,277
Equity securities, available-for-sale	4,635	4,975

Cash and invested assets	41,071	43,279

Accounts receivable, net	9,568	12,137
Notes and other receivables	4,247	4,083
Property and equipment, net	23,410	23,640
Title plant	7,939	7,939
Goodwill	47,258	46,058
Other intangibles, net	1,077	1,146
Deposits and other assets	7,381	7,801

Total Assets	$141,951	$146,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$22,641	$28,114
Reserve for title insurance and escrow losses	15,433	14,569
Long-term debt	21,869	23,176
Deferred income taxes, net	1,271	1,350
Other liabilities	3,841	3,755

Total Liabilities	65,055	70,964
Redeemable preferred stock, 8% cumulative dividend, redeemable after 2023 for redemption value of $100 per share, $.001 par value, 175,162 shares issued and outstanding in 2005 and 2004, respectively	17,516	17,516
Stockholders’ Equity:
Undesignated preferred stock, $.001 par value, 9,824,838 shares authorized, none of which have been issued or outstanding	—	—
Common stock, $.001 par value, 50,000,000 shares authorized, 21,870,665 and 21,542,042 shares issued and outstanding in 2005 and 2004, respectively	22	22
Additional paid-in capital	23,783	23,079
Retained earnings	35,289	33,941
Accumulated other comprehensive income	286	561

Total Stockholders’ Equity	59,380	57,603

Total Liabilities and Stockholders’ Equity	$141,951	$146,083

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2005	2004
	($ in thousands, except per share data)
REVENUE:
Title service revenue, net	$43,447	$33,250
Escrow and related fees	27,194	17,085
Appraisal service revenue	6,663	—
Other income	4,805	1,212

Total Revenue	82,109	51,547

EXPENSES:
Personnel costs	48,031	34,853
Rent	4,984	3,895
Interest expense	293	169
Provision for title insurance and escrow losses	1,538	986
Contract service fees	7,816	—
Other operating expenses	15,882	10,639

Total Expenses	78,544	50,542

Income before income taxes	3,565	1,005

Income taxes	1,434	408

Net income	2,131	597
Dividends on preferred stock	345	349

Earnings attributable to common shares	$1,786	$248

Earnings per common share:
Basic	$0.08	$0.01

Diluted	$0.07	$0.01

Weighted average shares outstanding:
Basic	21,624,131	18,369,646

Diluted	24,013,980	20,253,508

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2005	2004
	($ in thousands)
Net income	$2,131	$597
Other comprehensive income (loss):
Unrealized gain (loss) on investments, available-for-sale	(275)	3

Comprehensive income	$1,856	$600

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Common Stock
	Shares	Par Value
	($ in thousands)
Balance at December 31, 2003	18,315,793	$18	$13,468	$21,409	$536	$35,431
Issuance of common stock	2,800,000	3	8,668	—	—	8,671
Exercise of stock options, including associated tax benefit	426,249	1	943	—	—	944
Dividends on preferred stock	—	—	—	(1,405)	—	(1,405)
Dividends on common stock	—	—	—	(1,651)	—	(1,651)
Net income	—	—	—	15,588	—	15,588
Change in unrealized gain on investments available-for-sale, net of tax effect of $13	—	—	—	—	25	25

Balance at December 31, 2004	21,542,042	22	23,079	33,941	561	57,603

	(Unaudited)

Exercise of stock options, including associated tax benefit	328,623	—	704	—	—	704
Dividends on preferred stock	—	—	—	(345)	—	(345)
Dividends on common stock	—	—	—	(438)	—	(438)
Net income	—	—	—	2,131		2,131
Change in unrealized loss on investments available-for-sale, net of tax effect of $142	—	—	—	—	(275)	(275)

Balance at March 31, 2005	21,870,665	$22	$23,783	$35,289	$286	$59,380

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2005	2004
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,131	$597
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,648	1,305
Benefit for deferred income taxes	(79)	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,569	(1,195)
Notes and other receivables	(164)	(422)
Deposits and other assets	420	339
Accounts payable and accrued expenses	(5,473)	(8,250)
Reserve for title insurance and escrow losses	864	490
Other operating activity	86	724

Net Cash Flows provided by (used in) Operating Activities	2,002	(6,412)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment and title plant	(1,349)	(1,504)
Additional consideration for purchase of subsidiary	(1,200)	—
Net sales and maturities of investment securities	2,295	795

Net Cash Flows used in Investing Activities	(254)	(709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(1,307)	(603)
Proceeds from the issuance of common stock, net	704	219
Payment of common dividends	(438)	(366)
Payment of preferred dividends	(345)	(349)

Net Cash Flows used in Financing Activities	(1,386)	(1,099)

NET DECREASE IN CASH AND CASH EQUIVALENTS	362	(8,220)

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	10,777	20,302

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$11,139	$12,082

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2005 and 2004

(Unaudited)

Note 1 – Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and intercompany eliminations) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management of the Company evaluates estimates and assumptions based upon historical experience and various other factors and circumstances. The Company believes its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

Management believes that the estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to impairment of intangible assets and long lived assets, reserves related to title insurance and escrow losses, determination of fair values of fixed maturity bonds and equity securities, and contingencies and litigation. Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on the Company’s future financial condition or results of operations. For further information, refer to the consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2004.

Certain Reclassifications:

Certain reclassifications have been made in the 2004 Consolidated Financial Statements to conform to the presentation used in 2005.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

Stock Option Plan:

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB No. 25, issued in March 2000, to account for stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.

In December 2004, the FASB revised SFAS No. 123, Share-Based Payment (“SFAS 123R”). SFAS 123R replaces SFAS No. 123 and, although the two pronouncements are similar in most respects, a key difference among the pronouncements is that SFAS 123R generally requires companies to recognize the cost of employee services rendered in exchange for awards of equity instruments based on the grant-date fair value of those awards. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and may be adopted earlier. The Company has not adopted SFAS 123R, and does not anticipate adopting until January 1, 2006, and as a result SFAS 123R has not affected the Company’s consolidated financial position or results of operations to date. The adoption of SFAS 123R is expected to result in an increase in the Company’s employee costs although the actual impact has not yet been determined as the Company has not yet determined which option valuation approach it will use to estimate the fair value of the stock option grants.

As allowed by FASB Statement No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of FASB Statement No. 148. The following table illustrates the effect on earnings if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,
	2005	2004
	($ in thousands, except per share data)
Earnings attributable to common shares	$1,786	$248
Deduct pro forma total stock-based employee compensation determined under fair-value-based method for all rewards, net of tax	(166)	(164)

Pro forma earnings attributable to common shares	$1,620	$84

Pro forma earnings attributable to common shares per share - basic	$0.07	$0.00

Pro forma earnings attributable to common shares per share - diluted	$0.07	$0.00

Pro forma information regarding earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.8% for 2005 and 2.4% for 2004; dividend yields of 1.3% for 2005 and 2% for 2004; volatility factors of the expected market price of the Company’s common stock was 30% for 2005 and 48% for 2004; and a weighted-average expected life of the options of four years for both 2005 and 2004.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share (“EPS”):

	Three months ended March 31,
	2005	2004
	($ in thousands, except per share data)
Earnings attributable to common shares	$1,786	$248

Basic EPS – weighted average shares outstanding	21,624,131	18,369,646

Basic earnings per share	$0.08	$0.01

Basic EPS – weighted average shares outstanding	21,624,131	18,369,646
Effect of dilutive securities	2,389,849	1,883,862

Dilutive EPS – weighted average shares outstanding	24,013,980	20,253,508

Diluted earnings per share	$0.07	$0.01

Stock options not included in diluted EPS since antidilutive	103,450	109,250

Note 3 – Acquisitions

In November 2004, the Company acquired the assets of Real Estate Appraisal Services, Inc. (“REAS”). Under the terms of the agreement, approved by the Board of Directors of each company, the purchase price was $0.8 million, $0.3 million of which was paid in cash and $0.5 million of which was a note payable in favor of the seller, Citizens Financial Group. REAS, located in Cleveland, Ohio, is a provider of appraisal and flood determination services for residential and commercial property primarily in Ohio, and provides an extension of services to customers of our Lender Services segment. The operations of REAS have been included in the consolidated financial statements of the Company since November 6, 2004, which was the effective date of the transaction. The allocation of the purchase price included allocation of $0.3 million to goodwill.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

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

The purchase price was allocated to the assets purchased and liabilities assumed, based on their respective fair values at the date of acquisition. Included in this allocation of the purchase price was approximately $2.0 million of goodwill. The following table summarizes the estimated fair values of the allocation of the purchase price and direct acquisition costs to the assets and liabilities acquired at the date of purchase ($ in thousands):

Assets and (Liabilities) Acquired:
Cash and cash equivalents	$2
Accounts receivable, net	617
Deposits and other assets	47
Property and equipment, net	127
Goodwill	1,994
Accounts payable and accrued expenses	(683)
Other liabilities	(448)

Total	$1,656

In May 2004, the Company acquired Nationwide Appraisal Services Corporation (“Nationwide”). Under the terms of the acquisition, approved by the Board of Directors for each company, the Company paid $25.0 million in cash at closing, with $3.0 million in deferred cash consideration payable if certain conditions were satisfied after the closing of the transaction. Subsequent to the closing, it was determined that certain conditions relating to $1.8 million of the deferred cash consideration would not be required to be paid, in accordance with provisions of the acquisition agreement. In the first quarter 2005, the Company paid $1.2 million as the final amount due under the terms of the agreement related to potential deferred cash consideration. Nationwide provides real estate appraisal services and also issues title insurance policies throughout most large markets in the United States and is the cornerstone of the Company’s Lender Services segment. The purchase price was financed from cash on hand, proceeds from the private placement of common stock and warrants to purchase common stock, and a credit facility from a bank totaling $16.0 million. The credit facility included a loan currently bearing interest at a fixed rate of 4.75%. The terms of the credit facility required a $6.0 million payment of principal, which was made on September 30, 2004. The remaining balance outstanding under the credit facility is being amortized over a five year period with monthly payments of $166,667 plus interest. The operations of Nationwide have been included in the consolidated financial statements of the Company since May 1, 2004, which was the effective date of the transaction.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

The purchase price, and direct transaction costs were allocated to the assets purchased and liabilities assumed, based on their respective fair values at the date of acquisition. Included in this allocation of the purchase price was $24.8 million of goodwill and three other intangible assets; $1.0 million related to existing customer relationships, which will be amortized over a five-year period, approximately $50,000 for a covenant not to compete agreement with former stockholders of Nationwide, which is amortized over the three-year term of the agreement, and approximately $456,000 was allocated to Nationwide’s backlog of opened orders, which was fully amortized during the second quarter 2004. The following table summarizes the estimated fair values of the allocation of the purchase price and direct acquisition costs to the assets and liabilities acquired at the date of purchase ($ in thousands):

Assets and (Liabilities) Acquired:
Cash and cash equivalents	$279
Accounts receivable, net	4,743
Deposits and other assets	118
Property and equipment, net	1,866
Goodwill	24,797
Other intangible assets	1,490
Accounts payable and accrued expenses	(5,450)
Reserve for title insurance and escrow losses	(75)
Debt	(1,568)

Total	$26,200

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

Selected unaudited pro forma combined results of operations for the three month periods ended March 31, 2005 and 2004, assuming the acquisition of the aforementioned acquisitions occurred on January 1, 2004, are as follows ($ in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Total revenue	$82,109	$68,006
Income before income taxes	3,569	2,340
Net income	2,134	1,393
Earnings attributable to common shares	1,789	1,043

Earnings per common share:
Basic	$0.08	$0.05
Diluted	0.07	0.05
Weighted average shares outstanding:
Basic	21,624,131	21,138,877
Diluted	24,013,980	23,173,926

Note 4 – Supplemental Cash Flow Information

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash activities.

	Three months ended March 31,
	2005	2004
	($ in thousands)
Cash paid during the year:
Interest	$293	$101
Taxes	1,064	—

Non-cash investing and financing activities:
Dividend declared to common stockholders	$438	$368

Our Board of Directors declared a cash dividend during the first quarter 2005 of $0.02 per share to stockholders of record as of March 25, 2005, and we paid this dividend totaling $0.4 million on April 8, 2005.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

Note 5 – Segment Information

The Company’s two reportable segments are Title and Escrow Services and Lender Services. Reportable segments are determined based on the organizational structure, types of products and services and market differentiation. The acquisition of Nationwide precipitated the establishment of the Lender Services segment based upon these factors.

As a result, segment information is from May 1, 2004, the acquisition date of Nationwide. During the quarter ended March 31, 2004, only the Title and Escrow Services segment was in existence. Summarized financial information concerning the Company’s reportable segments is presented as follows for the three months ended March 31, 2005 (in thousands):

	Three months ended March 31, 2005
	Title and Escrow Services	Lender Services	Total
Revenue	$63,771	$18,338	$82,109
Pre-tax earnings	2,861	704	3,565
Assets	99,487	42,464	141,951

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. Further, our 2004 Form 10-K should be read in conjunction with the following discussion since it contains important information for evaluating our results of operations and financial condition. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

Overview

We are engaged in the business of issuing title insurance policies, performing other title-related services, such as escrow activities and performing valuation services in connection with real estate transactions. We operate through approximately 130 offices located in Arizona, California, Nevada, Ohio, Pennsylvania and Texas and employ over 2,500 individuals. Our management’s discussion and analysis of financial condition and results of operations addresses our key performance indicators (revenue, net income) and non-U.S. generally accepted accounting principles (“GAAP”), non-financial performance indicators (opened orders, closed orders, average revenue per closed order), as well as the trends and uncertainties affecting our industry and markets and analyzes our liquidity and capital resources. While management believes the key performance indicators of revenue and net income are the best indicators of the Company’s financial and operating performance, the non-GAAP, non-financial performance indicators may also provide management with additional insight into the volume of transactions and trend in operating performance for the Company’s traditional title and escrow services.

We operate through two reportable segments which are Title and Escrow Services and Lender Services. Our Title and Escrow Services segment consists of wholly-owned title insurance agencies, a title insurance underwriter and parent holding company operations, including issuance and repayment of corporate debt obligations. The key subsidiaries within this segment include Capital Title Agency, First California Title Company, Land Title of Nevada, New Century Title Company, United Capital Title Insurance Company and United Title Company. This segment generates its revenue principally from issuing title insurance policies and providing escrow services for residential and commercial real estate transactions, services which are typically marketed to real estate agents, community banks and regional lenders in selected local markets.

Our Lender Services segment encompasses our bundled services strategy, which currently includes real estate appraisal and valuation services, title insurance and escrow related services and flood zone determination services which are marketed to regional and national lenders and mortgage brokers. The significant subsidiaries within this segment include Nationwide Appraisal Services Corporation (NASC), Nationwide TotalFlood Services, Inc. and Nationwide Appraisal And Title Company of Ohio, Inc. Unlike our traditional title and escrow services division, this segment typically conducts its business on a national scope from centralized processing centers. This segment generates its revenue principally from providing appraisal and valuation services, issuing title insurance policies, providing escrow services and flood zone determination services primarily for lenders involved in residential real estate transactions.

We reported net income of $2.1 million and $0.6 million for the three months ended March 31, 2005 and 2004, respectively. Net income was negatively impacted in the first quarter 2005 as a result of a $0.7 million one-time charge, before taxes, related to a payment to the former shareholders of NASC to obtain a tax election which should result in lower income taxes in future years by allowing a tax deduction for the amortization of goodwill.

Our revenue from title insurance, escrow and related real estate services is primarily from three sources: residential resale, lender/refinance and commercial real estate transactions. We typically recognize revenue for the services we perform when the corresponding real estate transaction closes. In the case of revenue from the flood zone determination services we provide, we defer a portion of revenue that relates to services we are contractually required provide in future periods. This deferred revenue is reflected in other liabilities on our balance sheet at March 31, 2005. Typically, we receive payment for our services at the time the related real estate transaction closes. In some cases, we bill for services provided, principally related to our Lender Services business, and collect the accounts receivable at a later date.

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

Critical Accounting Policies

There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

The following table presents information regarding the Company’s operating revenue ($ in thousands, except revenue segment statistics):

	Three months ended March 31,
	2005	% of total	2004	% of total
Operating Data:
Title service revenue, net	$43,447	52.9%	$33,250	64.5%
Escrow and related fees	27,194	33.1	17,085	33.1
Appraisal service revenue	6,663	8.1	—	—
Other income	4,805	5.9	1,212	2.4

Total revenue	$82,109	100.0%	$51,547	100.0%
Title and Escrow Services segment statistics:
Opened orders	94,280		97,867
Closed orders	53,621		51,321
Average revenue per closed order	$1,125		$981

Operating Revenue

Our revenue, which is reported net of underwriting fees paid to third party title insurance underwriters, increased by $30.6 million or 59.3%, for the three months ended March 31, 2005 compared to the same period ended March 31, 2004. The increase is primarily attributable to the inclusion of $18.3 million of revenue related to the Lender Services segment operations acquired during 2004.

The decrease in opened orders during the three months ended March 31, 2005 was the result of a decline in residential mortgage refinancings during 2005 compared to the prior year. The increase in average revenue per closed order reflects the increase in business mix in favor of residential resale transactions, which typically garner higher revenue per order, as well as an increase in property values, which is a main driver of the revenue we charge for a transaction.

The significant components of other income include interest income from invested cash balances and fixed maturity bonds, investment dividends, revenue from servicing seller-financed mortgages and revenue from flood zone determination services. Other income increased as a percentage of revenue for the three months ended March 31, 2005 to 5.9% from 2.4% compared to the same period in the prior year. The increase resulted from the inclusion of $1.1 million of flood determination revenue, a new revenue stream resulting from our acquisition of Nationwide TotalFlood in July 2004. Additionally, the upward trend in market interest rates and higher investment balance increased investment income for the three months ended March 31, 2005.

Operating Expenses

The following table presents the components of the Company’s expenses and the percentage they bear to the total revenue for the respective periods:

	Three months ended March 31,
	2005	% of revenue	2004	% of revenue
	($ in thousands)
Personnel costs	$48,031	58.5%	$34,853	67.6%
Rent	4,984	6.1	3,895	7.6
Interest expense	293	0.4	169	0.4
Provision for title insurance and escrow losses	1,538	1.9	986	1.9
Contract service fees	7,816	9.5	—	—
Other operating expenses	15,882	19.3	10,639	20.6

	$78,544	95.7%	$50,542	98.1%

Overall operating expenses increased $28.0 million or 55.4% for the three months ended March 31, 2005 compared to the same period in the prior year. Operating expenses decreased as a percentage of revenue to 95.7% for the three months ended March 31, 2005 compared to 98.1% for the same period in the prior year. Operating expenses were lower as a percentage of revenue primarily due to higher revenue levels which help offset significant fixed expenses such as salaries and rent.

Personnel costs are the most significant component of our operating expenses, and consist of salaries and other related expenses, commissions and incentives. Total personnel expenses increased $13.2 million, or 37.8%, to $48.0 million for the three months ended March 31, 2005 compared to the same period in the prior year. Personnel costs were higher for the three months ended March 31, 2005 resulting from the additional operations acquired as part of our Lender Services segment. Personnel costs were lower, as a percentage of revenue, for the three months ended March 31, 2005 compared to the same period in the prior year as a result of the mix of revenue coming from the operations of our Lender Services segment which have lower personnel costs due to the use of third party appraisers and abstractors (see Contract Service fees below).

Rent expense decreased as a percentage of revenue for the three months ended March 31, 2005 to 6.1% from 7.6% for the same period in the prior year. The decrease was the result of the fixed nature of these costs in relation to the increase in revenue. Rent expense overall is higher for the three months ended March 31, 2005 compared to the same period in the prior year resulting from additional office locations added during 2004.

Provision for title insurance and escrow losses was 1.9% for both the three months ended March 31, 2005 and 2004. The overall increase in the loss provision was primarily due to the increase in title and escrow revenues during the first quarter 2005 compared to the same period in the prior year.

Contract service fees relate to fees paid to third-party appraisers and abstractors who conduct valuation services and title searches throughout the United States. This new classification in our financial statements resulted from the acquisition of NASC in April 2004. This expense is variable in relation to the volume of business generated by the operations of our Lender Services segment.

Interest expense increased to $0.3 million for the three months ended March 31, 2005 compared to $0.2 million for the same period in the prior year. The increase is due to additional debt obtained during 2004 to assist with the financing of the NASC acquisition.

The significant components of other operating expenses include title plant maintenance and access, supplies, utilities, insurance, allowance for bad debt, depreciation, delivery and professional fees. Other operating expenses increased $5.2 million or 49.3% to $15.9 million for the three months ended March 31, 2005 compared to $10.6 million for the same period in the prior year. As previously discussed, the Company incurred a $0.7 million one-time charge, before taxes, related to a payment to the former shareholders of NASC to obtain a tax election which should result in lower income taxes in future years by allowing a tax deduction for the amortization of goodwill. Other operating expenses decreased as a percentage of revenue to 19.3% for the three months ended March 31, 2005 compared to 20.6% for the same period in 2004. The decrease in this expense category as a percentage of revenue relates to those expenses which are relatively fixed, such as telecommunication costs, insurance, depreciation and utilities becoming a smaller percent of revenue as a result of the increase in revenue during the period in comparison to the prior year.

An income tax provision of $1.4 million was recorded for the three months ended March 31, 2005 and provided an effective tax rate of 40.2% for the three months ended March 31, 2005. This compares to an effective tax rate of 40.6% for the same period in the prior year.

Liquidity and Capital Resources

We require capital above our ongoing operating needs to expand our geographical base, further implement our market penetration program, recruit and train new personnel and purchase additional property and equipment to implement our expansion program. During the three months ended March 31, 2005, we financed our operating and business development activities through operating cash flows and through the use of cash on hand.

Our Board of Directors declared a cash dividend of $0.02 per share to stockholders of record as of March 25, 2005, and we paid this dividend totaling $0.4 million on April 8, 2005. We intend to continue paying a comparable quarterly cash dividend on our common stock. However, the payment of dividends depends entirely upon a decision by of our Board of Directors and may be discontinued at any time, for any reason. Further, under Delaware corporate law, in the absence of current or retained earnings, we may be prohibited from paying dividends, whether in cash or otherwise.

We have two $3.0 million revolving lines of credit. Outstanding borrowings bear interest at the prime rate (5.75% at March 31, 2005). At March 31, 2005, there were no borrowings under either of these credit facilities. There is $0.5 million committed against one of the credit lines for standby letters of credit pursuant to office leases and an insurance policy.

Net cash flows provided by operating activities were $2.0 million for the three months ended March 31, 2005 compared to net cash flows used in operating activities of $6.4 million during the same period in the prior year. The increase in cash provided is the result of an increase in earnings in the first quarter of 2005 compared to the first quarter of 2004 and a decrease in accounts receivable and a smaller decrease in accounts payable and accrued expenses compared to the prior year. A significant component of our personnel expense includes incentive bonuses, which are earned by employees during the year, a significant portion of which is paid after the end of the year. During the three months ended March 31, 2005, we paid approximately $9.4 million for incentive bonuses that were accrued at December 31, 2004 as part of accounts payable and accrued expenses. The significant non-operating uses of cash for the three months ended March 31, 2005 included the purchase of fixed assets, and additional payments related to 2004 acquisitions. Additionally, as part of financing activities, we repaid $1.3 million of debt during the three months ended March 31, 2005, along with common dividends of $0.4 million and preferred dividends of $0.3 million.

Our title insurance underwriter, United Capital Title Insurance Company, is subject to regulations that limit its ability to pay dividends or make loans or advances to its parent, principally for the protection of policyholders. Generally, the total amount of dividends and distributions is limited to the greater of 10% of United Capital Title Insurance Company’s surplus, which amount was $16.8 million as of December 31, 2004, or 100% of net income, which was $3.4 million, for the year period ended December 31, 2004, provided that the amount does not exceed United Capital Title Insurance Company’s earned surplus. Under these restrictions, United Capital Title Insurance Company could pay, to its parent, dividends of $3.4 million during 2005 without prior regulatory approval. In order to strengthen United Capital Title Insurance Company’s balance sheet and to attain higher ratings from third party rating agencies, no dividends have been paid by United Capital Title Insurance Company. Of our $11.1 million in cash and cash equivalents at March 31, 2005, $4.2 million relates to United Capital Title Insurance Company and would be subject to the aforementioned restrictions. Of our $29.9 million investment portfolio, consisting of short term investments, fixed maturity bonds and equity securities, $29.4 million relates to United Capital Title Insurance and would be subject to the aforementioned restrictions.

We believe that cash on hand, anticipated future cash receipts and borrowings available under our credit facilities will be sufficient to meet our operating plans and to pay all obligations as they become due for the next twelve months.

Seasonality and Quarterly Results

Historically, residential real estate activity has been generally slower in late autumn and winter, when fewer families move, buy or sell homes, with increased volume in the spring, summer and early autumn. Residential refinancing activity is generally uniform throughout the year, subject to interest rate stability. Demand for our title insurance and related settlement services generally tracks these seasonal demand patterns of the residential real estate market, although acquisitions of other title insurance and related settlement service companies and changes in interest rates may alter these traditional seasonal demand patterns. We typically report our lowest revenue and earnings in the first quarter, with revenue and earnings increasing into the second quarter and through the third quarter and declining again in the fourth quarter.

The following table sets forth unaudited quarterly operating data for the most recent five quarters. Such data has been prepared substantially on the same basis as the audited financial statements appearing in our 2004 Form 10-K, and includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the data. However, our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. Future fluctuations may be a result of a variety of factors, including interest rates and general real estate economic conditions, seasonality, the timing of acquisitions, and our ability to control costs in response to declining order volume. Accordingly, we believe that period-to-period comparisons of our historical results may be neither meaningful nor predictive of our future performance. The quarterly data should be read together with the financial statements and accompanying notes appearing elsewhere in this Form 10-Q and our 2004 Form 10-K.

	Three Months Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005
	($ in thousands, except per share data)
Total revenue	$51,547	$79,538	$79,070	$80,721	$82,109
Net income	597	5,506	5,685	3,800	2,131
Earnings attributable to common shares	248	5,156	5,332	3,447	1,786
Earnings per common share (diluted)	$0.01	$0.23	$0.23	$0.15	$0.07

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to various other claims and lawsuits in the ordinary course of its business, none of which are currently considered material to the Company’s financial condition and results of operations. There have been no material developments in any legal actions reported in the Company’s 2004 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

CAPITAL TITLE GROUP, INC.

By:	/s/ DONALD R. HEAD	Date:	April 29, 2005
Donald R. Head
Chairman of the Board, President and
Chief Executive Officer

By:	/s/ MARK C. WALKER	Date:	April 29, 2005
Mark C. Walker
Vice President, Chief Financial Officer,
Secretary and Treasurer