Form 10-Q
period 2005-06-30
CAPITAL TITLE GROUP INC
filed 2005-07-29
CIK 1017158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-21417

CAPITAL TITLE GROUP, INC.

(Name of registrant as specified in its charter)

Delaware	87-0399785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14648 North Scottsdale Road, Suite 125, Scottsdale, AZ	85254
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 22,207,979 shares as of July 25, 2005.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Part 1.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$19,886	$10,777
Short term investments	2,600	6,250
Fixed maturity bonds, available-for-sale	26,342	21,277
Equity securities, available-for-sale	4,837	4,975

Cash and invested assets	53,665	43,279

Accounts receivable, net	11,870	12,137
Notes and other receivables	4,257	4,083
Property and equipment, net	24,902	23,640
Title plant	8,012	7,939
Goodwill	47,365	46,058
Other intangibles, net	1,014	1,146
Deposits and other assets	8,962	7,801

Total Assets	$160,047	$146,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$33,998	$28,114
Reserve for title insurance and escrow losses	16,441	14,569
Long-term debt	20,561	23,176
Deferred income taxes, net	1,076	1,350
Other liabilities	3,647	3,755

Total Liabilities	75,723	70,964
Redeemable preferred stock, 8% cumulative dividend, redeemable after 2023 for redemption value of $100 per share, $.001 par value, 175,162 shares issued and outstanding in 2005 and 2004, respectively	17,516	17,516
Stockholders’ Equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 22,149,304 and 21,542,042 shares issued and outstanding in 2005 and 2004, respectively	22	22
Undesignated preferred stock, $.001 par value, 9,824,838 shares authorized, none of which have been issued or outstanding	—	—
Additional paid-in capital	24,363	23,079
Retained earnings	42,019	33,941
Accumulated other comprehensive income	404	561

Total Stockholders’ Equity	66,808	57,603

Total Liabilities and Stockholders’ Equity	$160,047	$146,083

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	($ in thousands, except per share data)
REVENUE:
Title service revenue, net	$54,720	$47,737	$98,167	$80,987
Escrow and related fees	33,263	24,224	60,457	40,342
Appraisal service revenue	9,003	4,939	15,666	4,939
Other income	5,968	2,638	10,773	4,817

Total Revenue	102,954	79,538	185,063	131,085

EXPENSES:
Personnel costs	54,124	45,767	102,155	80,620
Rent	5,217	4,086	10,201	7,981
Provision for title insurance and escrow losses	1,860	2,081	3,398	3,067
Contract service fees	10,446	4,097	18,262	4,097
Interest expense	269	323	562	492
Other operating expenses	17,874	13,932	33,756	24,571

Total Expenses	89,790	70,286	168,334	120,828

Income before income taxes	13,164	9,252	16,729	10,257
Income taxes	5,642	3,746	7,076	4,154

Net income	7,522	5,506	9,653	6,103
Dividends on preferred stock	350	350	695	699

Earnings attributable to common shares	$7,172	$5,156	$8,958	$5,404

Net income per common share:
Basic	$0.33	$0.25	$0.41	$0.28

Diluted	$0.30	$0.23	$0.37	$0.26

Weighted average shares outstanding:
Basic	21,959,488	20,427,973	21,792,736	19,398,878

Diluted	24,214,259	21,971,628	24,115,045	21,112,636

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	($ in thousands)
Net income	$7,522	$5,506	$9,653	$6,103
Other comprehensive income:
Unrealized gain/(loss) on investments, available-for-sale	118	(149)	(157)	(146)

Comprehensive income	$7,640	$5,357	$9,496	$5,957

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
	($ in thousands)
Balance at December 31, 2003	18,315,793	$18	$13,468	$21,409	$536	$35,431

Issuance of common stock	2,800,000	3	8,668	—	—	8,671
Exercise of stock options, including associated tax benefit	426,249	1	943	—	—	944
Dividends on preferred stock	—	—	—	(1,405)	—	(1,405)
Dividends declared on common stock	—	—	—	(1,651)	—	(1,651)
Net income	—	—	—	15,588	—	15,588
Change in unrealized gain on investments available-for-sale, net of tax effect of $13	—	—	—	—	25	25

Balance at December 31, 2004	21,542,042	22	23,079	33,941	561	57,603

Exercise of stock options, including associated tax benefit	607,262	—	1,284	—	—	1,284
Dividends on preferred stock	—	—	—	(695)	—	(695)
Dividends declared on common stock	—	—	—	(880)	—	(880)
Net income	—	—	—	9,653	—	9,653
Change in unrealized gain on investments available-for-sale, net of tax effect of $81	—	—	—	—	(157)	(157)

Balance at June 30, 2005	22,149,304	$22	$24,363	$42,019	$404	$66,808

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2005	2004
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,653	$6,103
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,424	3,238
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	267	(738)
Notes and other receivables	(174)	745
Deposits and other assets	(1,161)	(1,570)
Accounts payable and accrued expenses	5,884	(3,877)
Reserve for title insurance and escrow losses	1,872	1,818
Other operating activity	(391)	2,065

Net Cash Flows provided by Operating Activities	19,374	7,784

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment and title plant	(4,626)	(3,929)
Purchase of subsidiaries, net of acquired cash	(1,308)	(24,721)
Net purchases of marketable securities	(1,434)	(2,721)

Net Cash Flows used in Investing Activities	(7,368)	(31,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	—	16,000
Repayment of debt	(2,615)	(1,349)
Proceeds from the issuance of common stock, net	1,284	9,032
Purchase of treasury stock	—	—
Payment of common dividends	(867)	(369)
Payment of preferred dividends	(699)	(699)

Net Cash Flows provided by (used in) Financing Activities	(2,897)	22,615

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,109	(972)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	10,777	20,302

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$19,886	$19,330

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2005 and 2004

(Unaudited)

Note 1 – Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and intercompany eliminations) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Six Months Ended June 30, 2005 and 2004

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	($ in thousands, except per share data)
Earnings attributable to common shares	$7,172	$5,156	$8,958	$5,404
Deduct pro forma total stock-based employee compensation determined under fair-value- based method for all rewards, net of tax	(157)	(165)	(322)	(329)

Pro forma earnings attributable to common shares	$7,015	$4,991	$8,636	$5,075

Pro forma earnings attributable to common shares per share - basic	$0.32	$0.24	$0.40	$0.26
Pro forma earnings attributable to common shares per share - diluted	$0.29	$0.23	$0.36	$0.24

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Six Months Ended June 30, 2005 and 2004

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 3.8% for 2005 and 3.5% for 2004; dividend yields of 1.3% for 2005 and 2% for 2004; volatility factors of the expected market price of the Company’s common stock was 45% for 2005 and 41% for 2004; and a weighted-average expected life of the options of four years for both 2005 and 2004.

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

The following table sets forth the computation of basic and diluted EPS:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	($ in thousands, except per share data)
Earnings attributable to common shares	$7,172	$5,156	$8,958	$5,404

Basic EPS – weighted average shares outstanding	21,959,488	20,427,973	21,792,736	19,398,878

Basic earnings per share	$0.33	$0.25	$0.41	$0.28

Basic EPS – weighted average shares outstanding	21,959,488	20,427,973	21,792,736	19,398,878
Effect of dilutive securities	2,254,771	1,543,655	2,322,309	1,713,758

Dilutive EPS – weighted average shares outstanding	24,214,259	21,971,628	24,115,045	21,112,636

Diluted earnings per share	$0.30	$0.23	$0.37	$0.26

Stock options not included in diluted EPS since antidilutive	—	731,650	101,450	386,550

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Six Months Ended June 30, 2005 and 2004

Note 3 – Acquisition

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

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Six Months Ended June 30, 2005 and 2004

In May 2004, the Company acquired Nationwide Appraisal Services Corporation (“Nationwide”). Under the terms of the acquisition, approved by the Board of Directors for each company, the Company paid $25.0 million in cash at closing, with $3.0 million in deferred cash consideration payable if certain conditions were satisfied after the closing of the transaction. Subsequent to the closing, it was determined that certain conditions relating to $1.8 million of the deferred cash consideration would not be required to be paid, in accordance with provisions of the acquisition agreement. In the first quarter 2005, the Company paid $1.2 million as the final amount due under the terms of the agreement related to potential deferred cash consideration. Nationwide provides real estate appraisal services and also issues title insurance policies throughout most large markets in the United States and is the cornerstone of the Company’s Lender Services segment. The purchase price was financed from cash on hand, proceeds from a private placement of common stock and a credit facility from a bank totaling $16.0 million. The credit facility included a loan currently bearing interest at a fixed rate of 4.75%. The terms of the credit facility required a $6.0 million payment of principal, which was made on September 30, 2004. The remaining balance outstanding under the credit facility is being amortized over a five year period with monthly payments of $166,667 plus interest. The operations of Nationwide have been included in the consolidated financial statements of the Company since May 1, 2004, which was the effective date of the transaction.

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

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Six Months Ended June 30, 2005 and 2004

Selected unaudited pro forma combined results of operations for the six month periods ended June 30, 2005 and 2004, assuming the acquisition of the aforementioned acquisitions occurred on January 1, 2004, are as follows ($ in thousands, except per share data):

	Six months ended June 30,
	2005	2004
Total revenue	$185,063	$161,404

Income before income taxes	16,736	13,369
Net income	9,657	7,955
Earnings attributable to common shares	8,962	7,256

Earnings per common share:
Basic	$0.41	$0.34
Diluted	0.37	0.32
Weighted average shares outstanding:
Basic	21,792,736	21,214,263
Diluted	24,115,045	22,986,681

Note 4 – Segment Information

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

As a result, segment information is from May 1, 2004, the acquisition date of Nationwide. Summarized financial information concerning the Company’s reportable segments is presented as follows for the six months ended June 30, 2004 (in thousands):

2005	Revenue	Pre-tax earnings	Assets
Title and Escrow Services	$144,180	$13,688	$114,159
Lender Services	40,883	3,041	45,888

Total	$185,063	$16,729	$160,047

2004	Revenue	Pre-tax earnings	Assets
Title and Escrow Services	$122,699	$9,891	$103,190
Lender Services	8,386	366	33,252

Total	$131,085	$10,257	$136,442

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

Six Months Ended June 30, 2005 and 2004

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

Note 5 – Supplemental Cash Flow Information

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash activities.

	Six months ended June 30,
	2005	2004
	($ in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
Interest	$564	$237
Taxes	3,785	—

Non-cash investing and financing activities:
Dividend declared to common stockholders	$880	794

The Company’s Board of Directors declared a cash dividend during the second quarter 2005 of $0.02 per share to stockholders of record as of June 27, 2005, and this dividend was paid totaling $0.4 million on July 8, 2005.

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

We operate through two reportable segments which are Title and Escrow Services and Lender Services. Our Title and Escrow Services segment consists of wholly-owned title insurance agencies, a title insurance underwriter and parent holding company operations, including issuance and repayment of corporate debt obligations. The key subsidiaries within this segment include Capital Title Agency, First California Title Company, Land Title of Nevada, New Century Title Company, United Capital Title Insurance Company and United Title Company. This segment generates its revenue principally from issuing title insurance policies and providing escrow services for residential and commercial real estate transactions, services which are typically marketed to real estate agents, community banks and regional lenders in selected markets in Arizona, California and Nevada.

Our Lender Services segment encompasses our bundled services strategy, which currently includes real estate appraisal and valuation services, title insurance and escrow related services and flood zone determination services which are marketed to regional and national lenders and mortgage brokers. The significant subsidiaries within this segment include Nationwide Appraisal Services Corporation, Nationwide TotalFlood Services, Inc. and Nationwide Appraisal and Title Company of Ohio, Inc. Unlike our traditional title and escrow services division, this segment typically conducts its business on a national scope from centralized processing centers. This segment generates its revenue principally from providing appraisal and valuation services, issuing title insurance policies, providing escrow services and flood zone determination services primarily for lenders involved in residential real estate transactions.

We reported net income of $7.5 million and $5.5 million for the three months ended June 30, 2005 and 2004, respectively. We also reported net income of $9.7 million and $6.1 million for the six months ended June 30, 2005 and 2004, respectively. Net income was higher in 2005 resulting from a strong residential real estate market, fueled in large part by favorable mortgage interest rates and good economic conditions.

Our revenue from title insurance, escrow and related real estate services is primarily from three sources: residential resale, lender/refinance and commercial real estate transactions. We typically recognize revenue for the services we perform when the corresponding real estate transaction closes. In the case of revenue from the flood zone determination services we provide, we defer a portion of revenue that relates to services we are contractually required provide in future periods. This deferred revenue is reflected in other liabilities on our balance sheet at June 30, 2005. Typically, we receive payment for our services at the time the related real estate transaction closes. In some cases, we bill for services provided, principally related to our Lender Services business, and collect the accounts receivable at a later date

Critical Accounting Policies

There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

The following table presents information regarding the Company’s operating revenue:

	Three months ended June 30,
	2005	% of total	2004	% of total
	($ in thousands)
Title service revenue, net	$54,720	53.1%	$47,737	60.0%
Escrow and related fees	33,263	32.3	24,224	30.5
Appraisal service revenue	9,003	8.8	4,939	6.2
Other income	5,968	5.8	2,638	3.3

Total revenue	$102,954	100.0%	$79,538	100.0%

	Six months ended June 30,
	2005	% of total	2004	% of total
	($ in thousands)
Title service revenue, net	$98,167	53.0%	$80,987	61.8%
Escrow and related fees	60,457	32.7	40,342	30.8
Appraisal service revenue	15,666	8.5	4,939	3.8
Other income	10,773	5.8	4,817	3.6

Total revenue	$185,063	100.0%	$131,085	100.0%

Title and Escrow Services segment statistics:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Opened orders	98,881	97,090	190,188	194,957
Closed orders	62,185	69,727	115,806	121,048
Average revenue per closed order	$1,235	$983	$1,187	$974

Operating Revenue

Our revenue, which is reported net of underwriting fees paid to third party title insurance underwriters, increased by $23.4 million or 29%, for the three months ended June 30, 2005 compared to the same period ended June 30, 2004. Operating revenue increased by $54.0 million or 41% for the six months ended June 30, 2005 compared to the same period ended June 30, 2004. The increase is primarily attributable to the additional operations of our Lender Services segment, which included acquisitions in May, July and November of 2004. Revenue related to these Lender Services operations provided $14.2 and $32.5 million of the increase for the three months and six months ended June 30, 2005, respectively. The remaining increase in revenue was the result of increased demand for our real estate settlement services resulting from a robust residential real estate market, particularly in the second quarter of 2005.

For the six months ended June 30, 2005, both opened and closed orders decreased in comparison to the prior year, reflecting a decrease in residential refinance transactions. For the three months ended June 30, 2005, opened orders increased slightly, and closed orders decreased, reflecting the decrease in residential refinance transactions. The increase in average revenue per closed order reflects the increase in business mix in favor of residential resale transactions, which typically garner higher revenue per order, as well as an increase in property values, which is the main driver of the revenue we charge for a title policy.

The significant components of other income include interest income from invested cash balances and fixed maturity bonds, investment dividends, revenue from servicing seller-financed mortgages and revenue from flood zone determination services. Other income increased as a percentage of revenue for the three months ended June 30, 2005 to 5.8% from 3.3% compared to the same period in the prior year. This same relationship held true for the six months ended June 30, 2005 as well, where other income provided 5.8% of revenue for the six months ended June 30, 2005 compared to 3.6% for the six months ended June 30, 2004. Other income was higher for the three and six months ended June 30, 2005 primarily due to improving investment yields coupled with a larger fixed maturity bond portfolio. Additionally, the addition of flood zone determination revenue, a new revenue stream resulting from our acquisition of Nationwide TotalFlood in July 2004, also contributed to the increase in other income.

Operating Expenses

The following table presents the components of the Company’s expenses and the percentage they bear to the total revenue for the respective periods:

	Three months ended June 30,
	2005	% of revenue	2004	% of revenue
	($ in thousands)
Personnel costs	$54,124	52.6%	$45,767	57.5%
Rent	5,217	5.1	4,086	5.1
Provision for title insurance and escrow losses	1,860	1.8	2,081	2.7
Contract service fees	10,446	10.1	4,097	5.2
Interest expense	269	0.3	323	0.4
Other operating expenses	17,874	17.3	13,932	17.5

	$89,790	87.2%	$70,286	88.4%

	Six months ended June 30,
	2005	% of revenue	2004	% of revenue
	($ in thousands)
Personnel costs	$102,155	55.2%	$80,620	61.5%
Rent	10,201	5.5	7,981	6.1
Provision for title insurance and escrow losses	3,398	1.8	3,067	2.4
Contract service fees	18,262	9.9	4,097	3.1
Interest expense	562	0.3	492	0.4
Other operating expenses	33,756	18.3	24,571	18.7

	$168,334	91.0%	$120,828	92.2%

Overall operating expenses increased $19.5 million or 28% and $47.5 million or 39% for the three and six months ended June 30, 2005, respectively compared to the same periods in the prior year. Operating expenses decreased as a percentage of revenue to 87.2% and 91.0% for the three month and six months ended June 30, 2005 compared to 88.4% and 92.2% for the same periods in the prior year, respectively. Operating expenses were lower as a percentage of revenue primarily due to higher revenue levels which help off set significant fixed expenses such as salaries and rent.

Personnel costs are the most significant component of our operating expenses, and consist of salaries and other payroll related expenses, commissions and incentives. Total personnel expenses increased $8.4 million and $21.5 million, or 18% and 27%, to $54.1 million and $102.2 million for the three and six months ended June 30, 2005, respectively, compared to the same period in the prior year. Personnel costs were higher for the three and six months ended June 30, 2005 resulting from the additional operations acquired as part of our Lender Services segment in 2004 and to a lesser extent due to an increase in commissions and incentives due to higher revenue compared to the same period in the prior year. Personnel costs were lower, as a percentage of revenue, for the three and six months ended June 30, 2005 compared to the same periods in the prior year due to the use of third party appraisers and abstractors (see Contract Service Fees below). Additionally, the higher revenue levels help offset fixed salaries of employees.

Rent expense remained constant at 5.1% as a percentage of revenue for the three months ended June 30, 2005 compared to the prior year and decreased to 5.5% from 6.1% for the six months ended June 30, 2005 when compared to the same period in the prior year. The decrease was the result of higher revenue levels that helped offset the fixed nature of rent costs, and the higher revenue levels also offset the typical annual inflationary increases in lease rates compared to the prior year. Rent expense overall is higher for the three and six months ended June 30, 2005 compared to the same periods in the prior year resulting from additional office locations added during 2005 and higher rent in existing locations.

Provision for title insurance and escrow losses decreased as a percentage of revenue to 1.8% for both the three and six months ended June 30, 2005, respectively, from 2.7% and 2.4%, respectively, for the same periods in the prior year. This decrease was primarily due to favorable claim experience in both our title and escrow agency operations and insurance underwriting operation along with increased revenue from sources not associated with title insurance and escrow losses, such as appraisal service revenue and other income.

Contract service fees relates to fees paid to third party appraisers and abstractors who conduct valuation services and title searches throughout the United States. This expense is variable in relation to the volume of business generated by the operations of our Lender Services segment. It has increased as a percentage of revenue due to having a complete three and six months of Lender Services operations in 2005 compared to only having Lender Services operations for a portion of the second quarter 2004.

Interest expense remained relatively unchanged at $0.3 million and $0.6 million for the three and six months ended June 30, 2005 compared to $0.3 million and $0.5 million, respectively, for the same periods in the prior year. The decrease in the second quarter of 2005 was due to lower debt outstanding in 2005 compared to the same period in the prior year.

The significant components of other operating expenses include title plant maintenance and access, supplies, utilities, insurance and allowance for bad debt, depreciation, delivery and professional fees. Other operating expenses increased $3.9 million or 28% and $9.2 million or 37% to $17.9 million and $33.8 million for the three month and six months ended June 30, 2005, respectively, compared to $13.9 million and $24.6 million for the same periods in the prior year. Other operating expenses decreased as a percentage of revenue to 17.3% for the three months ended June 30, 2005 compared to 17.5% for the same period in 2004. Other operating expenses also decreased as a percentage of revenue to 18.3% for the six months ended June 30, 2005 compared to 18.7% for the same period in 2004. The decrease in this expense category as a percentage of revenue relates to those expenses which are relatively fixed, such as insurance, depreciation and utilities becoming a smaller percentage of revenue as a result of the higher revenue levels during the periods compared to the same periods in the prior year.

An income tax provision of $5.6 million and $7.1 million was recorded for the three and six months ended June 30, 2005, respectively, and provided an effective tax rate of 42.9% and 42.3% for the three and six months ended June 30, 2005, respectively. This compares to an effective tax rate of approximately 40.5% for the same periods in the prior year.

Liquidity and Capital Resources

We require capital above our ongoing operating needs to expand our geographic base, further implement our market penetration program, recruit and train new personnel and purchase additional property and equipment to implement our expansion program. During the six months ended June 30, 2005, we financed our operating and business development activities through operating cash flows and through the use of cash on hand.

Our Board of Directors declared a cash dividend of $0.02 per common share to stockholders of record as of June 27, 2005, and paid this dividend totaling $0.4 million in July 2005. We intend to continue paying a comparable quarterly cash dividend on our common stock. However, the payment of dividends depends entirely upon a decision by our Board of Directors and may be discontinued at any time, for any reason. Further, under Delaware corporate law, in the absence of current or retained earnings, we may be prohibited from paying dividends, whether in cash or otherwise.

We have two $3.0 million revolving lines of credit. Outstanding borrowings bear interest at the prime rate (6.25% at June 30, 2005). At June 30, 2005, there were no borrowings under either of these credit facilities. There is $0.5 million committed against one of the credit lines for standby letters of credit pursuant to office leases and an insurance policy.

Net cash flows provided by operating activities were $19.4 million for the six months ended June 30, 2005 compared to cash flows provided by operating activities of $7.8 during the same period in the prior year. The increase in cash provided is the result of an increase in payables, particularly corporate taxes payable due to higher pre-tax earnings in 2005. Additionally, an increase in net income of $3.6 million also contributed to the increase in net cash flow from operating activities. The significant non-operating uses of cash for the six months ended June 30, 2005 included the purchase of fixed assets and marketable securities.

Our title insurance underwriter, United Capital Title Insurance Company, is subject to regulations that limit its ability to pay dividends or make loans or advances to its parent, principally for the protection of policyholders. Generally, the total amount of dividends and distributions is limited to the greater of 10% of United Capital Title Insurance Company’s surplus, which amount was $16.8 million as of December 31, 2004, or 100% of net income for the year period ended December 31, 2004, provided that the amount does not exceed United Capital Title Insurance Company’s earned surplus. Under these restrictions, United Capital Title Insurance Company could pay, to its parent, dividends of $3.4 million during 2005 without prior regulatory approval. Of our $19.9 million in cash and cash equivalents at June 30, 2005, $4.5 million relates to United Capital Title Insurance Company and would be subject to the aforementioned restrictions. Of our $33.8 million investment portfolio, consisting of short term investments, fixed maturity bonds and equity securities, $33.4 million relates to United Capital Title Insurance Company and would be subject to the aforementioned restrictions.

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

	Three Months Ended
	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005
	($ in thousands, except per share data)
Total revenue	$79,538	$79,070	$80,721	$82,109	$102,954
Net income	5,506	5,685	3,800	2,131	7,522
Earnings attributable to common shares	5,156	5,332	3,447	1,786	7,172
Net income per diluted common share	$0.23	$0.23	$0.15	$0.07	$0.30

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

The Company’s Annual Meeting of Stockholders was held on May 20, 2005. The matters voted on at the Annual Meeting were as follows:

(a)	Election of a slate of directors to serve a three-year term.

This matter, voted on at the Annual Meeting, was approved by stockholders as follows:

	Votes For	Votes Witheld
Board of Director nominees:
David C. Dewar	19,819,690	43,984
Terry S. Jacobs	19,136,751	726,923
Ben T. Morris	19,537,226	326,448

The Company’s Board of Directors currently consists of seven members and is divided into three classes, each with three-year terms. The following board members with terms not expiring on the May 20, 2005 Annual Meeting are Donald R. Head, Theo F. Lamb, Robert B. Liverant, and Stephen A McConnell.

(b)	To approve an increase of 750,000 shares to the number of shares of Common Stock authorized for issuance under the Company’s 1996 Stock Option Plan.

This matter, voted on at the Annual Meeting, was approved by stockholders as follows:

Votes For	Votes Against	Votes Abstained
12,032,719	1,595,727	606,805

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (*)

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	32.2 Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TITLE GROUP, INC.

By:	/s/ Donald R. Head	Date: July 27, 2005
Donald R. Head
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Mark C. Walker	Date: July 27, 2005
Mark C. Walker
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer