Form 10-Q
period 2005-09-30
CAPITAL TITLE GROUP INC
filed 2005-11-07
CIK 1017158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.001 par value, 22,666,150 shares as of October 27, 2005.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Part 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$22,827	$10,777
Short term investments	3,275	6,250
Fixed maturity bonds, available-for-sale	31,347	21,277
Equity securities, available-for-sale	4,024	4,975

Cash and invested assets	61,473	43,279
Accounts receivable, net	10,588	12,137
Notes and other receivables	3,661	4,083
Property and equipment, net	25,270	23,640
Title plant	7,915	7,939
Goodwill and other intangibles	47,365	46,058
Other intangibles, net	952	1,146
Deposits and other assets	8,974	7,801

Total Assets	$166,198	$146,083

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$30,402	$28,114
Reserve for title insurance and escrow losses	17,313	14,569
Long-term debt	19,169	23,176
Deferred income taxes, net	2,432	1,350
Other liabilities	5,099	3,755

Total Liabilities	74,415	70,964
Redeemable preferred stock, 8% cumulative dividend, redeemable after 2023 for redemption value of $100 per share, $.001 par value, 175,162 shares issued and outstanding in 2005 and 2004, respectively	17,516	17,516
Stockholders’ Equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 22,632,000 and 21,542,042 shares issued and outstanding in 2005 and 2004, respectively	22	22
Undesignated preferred stock, $.001 par value, 9,824,838 shares authorized, none of which have been issued or outstanding	—	—
Additional paid-in capital	25,440	23,079
Retained earnings	48,616	33,941
Accumulated other comprehensive income	189	561

Total Stockholders’ Equity	74,267	57,603

Total Liabilities and Stockholders’ Equity	$166,198	$146,083

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	($ in thousands, except per share data)
REVENUE:
Title service revenue, net	$55,430	$46,066	$153,597	$127,053
Escrow and related fees	28,274	22,123	88,731	62,465
Appraisal service revenue	7,039	7,125	22,705	12,064
Other income	6,364	3,756	17,137	8,573

Total Revenue	97,107	79,070	282,170	210,155

EXPENSES:
Personnel costs	53,497	43,170	155,652	123,790
Rent	5,271	4,313	15,472	12,294
Provision for title insurance and escrow losses	2,449	1,557	5,847	4,624
Contract service fees	6,538	6,821	24,800	10,918
Interest expense	252	368	814	860
Other operating expenses	16,181	13,668	49,937	38,239

Total Expenses	84,188	69,897	252,522	190,725

Income before income taxes	12,919	9,173	29,648	19,430
Income taxes	5,520	3,488	12,596	7,642

Net income	7,399	5,685	17,052	11,788
Dividends on preferred stock	353	353	1,048	1,052

Earnings attributable to common shares	$7,046	$5,332	$16,004	$10,736

Net income per common share:
Basic	$0.32	$0.25	$0.73	$0.54

Diluted	$0.28	$0.23	$0.66	$0.49

Weighted average shares outstanding:
Basic	22,343,756	21,307,906	21,978,428	20,039,866

Diluted	24,820,795	23,127,132	24,352,314	21,782,955

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	($ in thousands)
Net income	$7,399	$5,685	$17,052	$11,788
Other comprehensive income:
Unrealized gain (loss) on investments, available-for-sale	(215)	113	(372)	(33)

Comprehensive income	$7,184	$5,798	$16,680	$11,755

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
	($ in thousands)
Balance at December 31, 2003	18,315,793	$18	$13,468	$21,409	$536	$35,431
Issuance of common stock	2,800,000	3	8,668	—	—	8,671
Exercise of stock options, including associated tax benefit	426,249	1	943	—	—	944
Dividends on preferred stock	—	—	—	(1,405)	—	(1,405)
Dividends declared on common stock	—	—	—	(1,651)	—	(1,651)
Net income	—	—	—	15,588	—	15,588
Change in unrealized gain on investments available-for-sale, net of tax effect of $13	—	—	—	—	25	25

Balance at December 31, 2004	21,542,042	22	23,079	33,941	561	57,603
Issuance of common stock
Exercise of stock options, including associated tax benefit	1,089,958	—	2,361	—	—	2,361
Dividends on preferred stock	—	—	—	(1,048)	—	(1,048)
Dividends declared on common stock	—	—	—	(1,329)	—	(1,329)
Net income	—	—	—	17,052	—	17,052
Change in unrealized gain on investments available-for-sale, net of tax effect of $200	—	—	—	—	(372)	(372)

Balance at September 30, 2005	22,632,000	$22	$25,440	$48,616	$189	$74,267

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2005	2004
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,052	$11,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,107	4,654
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	1,549	(972)
Notes and other receivables	422	440
Deposits and other assets	(1,173)	(17)
Accounts payable and accrued expenses	2,288	(7)
Reserve for title insurance and escrow losses	2,744	2,730
Other operating activity	2,426	2,310

Net Cash Flows provided by Operating Activities	30,415	20,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment and title plant	(6,518)	(8,155)
Purchase of subsidiaries, net of acquired cash	(1,308)	(27,975)
Net purchases of marketable securities	(6,516)	(1,399)

Net Cash Flows used in Investing Activities	(14,342)	(37,529)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	—	16,000
Repayment of debt	(4,007)	(8,131)
Proceeds from the issuance of common stock, net	2,361	9,124
Payment of preferred dividends	(1,048)	(1,052)
Payment of common dividends	(1,329)	(794)

Net Cash Flows provided by (used in) Financing Activities	(4,023)	15,147

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,050	(1,456)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	10,777	20,302

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$22,827	$18,846

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

Note 1 – Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and intercompany eliminations) necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Accounting Change Affecting Results of Operations

In the third quarter of 2005, we changed the accounting related to revenue recognition for flood zone determination services we provide to lenders. Effective with this change we will defer all revenue related to those flood zone determinations where there are any obligations for us to provide future monitoring of the flood zone status and then recognize the revenue ratably over the average periods that we estimate the related loans will be outstanding. The impact of this change on the third quarter of 2005 results of operations is a reduction of revenue of approximately $1.1 million, or $0.03 of earnings per diluted share. Management has considered the quantitative and qualitative aspects of this change and have concluded there is no need to restate any of the Company’s previously filed financial statements in connection with this change in accounting.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2005 and 2004 (continued)

(Unaudited)

Stock Option Plan

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	($ in thousands, except per share data)
Earnings attributable to common shares	$7,046	$5,332	$16,004	$10,736
Deduct pro forma total stock-based employee compensation determined under fair-value- based method for all rewards, net of tax	(158)	(178)	(480)	(507)

Pro forma earnings attributable to common shares	$6,888	$5,154	$15,524	$10,229

Pro forma earnings attributable to common shares per shares per share - basic	$0.31	$0.24	$0.71	$0.51
Pro forma earnings attributable to common shares per share - diluted	$0.28	$0.22	$0.64	$0.47

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2005 and 2004 (continued)

(Unaudited)

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.1% for 2005 and 3.1% for 2004; dividend yields of 1.3% for 2005 and 1.6% for 2004; volatility factors of the expected market price of the Company’s common stock was 45% for 2005 and 39% for 2004; and a weighted-average expected life of the options of four years for both 2005 and 2004.

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

The following table sets forth the computation of basic and diluted EPS:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	($ in thousands, except per share data)
Earnings attributable to common shares	$7,046	$5,332	$16,004	$10,736

Basic EPS – weighted average shares outstanding	22,343,756	21,307,906	21,978,428	20,039,866

Basic earnings per share	$0.32	$0.25	$0.73	$0.54

Basic EPS – weighted average shares outstanding	22,343,756	21,307,906	21,978,428	20,039,866
Effect of dilutive securities	2,477,039	1,819,226	2,373,886	1,743,089

Dilutive EPS – weighted average shares outstanding	24,820,795	23,127,132	24,352,314	21,782,955

Diluted earnings per share	$0.28	$0.23	$0.66	$0.49

Stock options not included in diluted EPS since antidilutive	—	136,950	271,150	418,950

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2005 and 2004 (continued)

(Unaudited)

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

Nine Months Ended September 30, 2005 and 2004 (continued)

(Unaudited)

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

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2005 and 2004 (continued)

(Unaudited)

Selected unaudited pro forma combined results of operations for the nine month periods ended September 30, 2005 and 2004, assuming the acquisition of Nationwide occurred on January 1, 2004, as follows (in thousands, except per share data):

	Nine months ended September 30,
	2005	2004
Total revenue	$282,170	$224,792
Income before income taxes	29,648	21,724
Net income	17,111	13,187
Earnings attributable to common shares	16,063	12,135
Net income per common share:
Basic	$0.73	$0.57
Diluted	$0.66	$0.53
Weighted average shares outstanding:
Basic	21,978,428	21,245,705
Diluted	24,352,314	22,988,794

Note 4 – Segment Information

The Company’s two reportable segments are Title and Escrow Services and Lender Services. Reportable segments are determined based on the organizational structure, types of products and services and market differentiation. The acquisition of Nationwide precipitated the establishment of the Lender Services segment based upon these factors.

As a result, segment information is from May 1, 2004, the acquisition date of Nationwide. Summarized financial information concerning the Company’s reportable segments is presented as follows for the nine months ended September 30, 2005 and 2004 (in thousands):

2005	Revenue	Pre-tax earnings	Assets

Title and Escrow Services	$228,110	$27,368	$121,956
Lender Services	54,060	2,280	44,242

Total	$282,170	$29,648	$166,198

2004	Revenue	Pre-tax earnings	Assets

Title and Escrow Services	$187,133	$17,495	$101,243
Lender Services	23,022	1,935	39,796

Total	$210,155	$19,430	$141,039

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2005 and 2004 (continued)

(Unaudited)

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

Note 5 – Supplemental Cash Flow Information

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash activities.

	Nine months ended September 30,
	2005	2004
	($ in thousands)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$819	$853
Cash paid during the period for taxes	11,312	2,743

The Company’s Board of Directors declared a cash dividend during the third quarter 2005 of $0.02 per share to stockholders of record as of September 14, 2005, and this dividend was paid totaling $0.4 million on October 7, 2005.

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

Overview

We are engaged in the business of issuing title insurance policies and performing related services, including escrow, valuation and flood determination services in connection with real estate transactions. We operate through approximately 130 offices located in Arizona, California, Nevada, Pennsylvania and Texas, and employ over 2,500 individuals.

We operate through two reportable segments which are Title and Escrow Services and Lender Services. Our Title and Escrow Services segment consists of wholly owned title insurance agencies, a title insurance underwriter and a parent holding company operations, including issuance and repayment of corporate debt obligations. The key subsidiaries within this segment include Capital Title Agency, First California Title Company, Land Title of Nevada, New Century Title Company, United Capital Title Insurance Company and United Title Company. This segment generates its revenue principally from issuing title insurance policies and providing escrow services for residential and commercial real estate transactions, services which are typically marketed to real estate agents, community banks and regional lenders in selected markets in Arizona, California and Nevada.

Our Lender Services segment encompasses our strategy of providing national lenders and mortgage brokers with a comprehensive suite of services. This segment currently includes real estate appraisal and valuation services, title insurance and escrow related services and flood zone determination services, primarily for lenders involved in residential real estate refinance transactions. Unlike our Title and Escrow Services segment, this segment typically conducts its business on a national scope from centralized processing centers. The significant subsidiaries within this segment include Nationwide Appraisal Services Corporation and Nationwide TotalFlood Services. Our Lender Services segment, which was established as a result of acquisitions in 2004, has not yet achieved anticipated margins, primarily due to short-term transition and integration costs. Pre-tax margins for the Lender Services segment were 8.4% for the nine months ended September 30, 2004 and 4.2% for the nine months ended September 30, 2005. We believe that margins for our Lender Services segment can be similar to the pre-tax margins of our Title and Escrow Services segment which were approximately 9.3% for the nine months ended September 30, 2004 and 12.0% for the nine months ended September 30, 2005.

Our revenue from title insurance, escrow and related real estate services is primarily from three sources: residential resale, lender/refinance and commercial real estate transactions. We typically recognize revenue for the services we perform when the corresponding real estate transaction closes. In the case of revenue from the flood zone determination services we provide, we defer all revenue related to those flood zone determinations where there are any obligations for us to provide future monitoring of the flood zone status and then recognize the revenue ratably over the average periods that we estimate the related loans will be outstanding. This deferred revenue is reflected in other liabilities on our balance sheet at September 30, 2005. In most cases we receive payment for our services at the time the related real estate transaction closes. In some cases, we bill for services provided, principally related to our Lender Services business, and collect the accounts receivable at a later date.

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

We reported net income of $7.4 million and $5.7 million for the three months ended September 30, 2005 and 2004, respectively. We also reported net income of $17.1 million and $11.8 million for the nine months ended September 30, 2005 and 2004, respectively. Net income was higher in 2005 resulting from a strong residential real estate market, fueled in large part by favorable mortgage interest rates and good economic conditions.

Critical Accounting Policies

There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

The following table presents information regarding the Company’s operating revenue:

	Three months ended September 30,
	2005	% of total	2004	% of total
		($ in thousands)
Title service revenue, net	$55,430	57.1%	$46,066	58.3%
Escrow and related fees	28,274	29.1	22,123	28.0
Appraisal service revenue	7,039	7.2	7,125	9.0
Other income	6,364	6.6	3,756	4.7

Total revenue	$97,107	100.0%	$79,070	100.0%

	Nine months ended September 30,
	2005	% of total	2004	% of total
		($ in thousands)
Title service revenue, net	$153,597	54.4%	$127,053	60.5%
Escrow and related fees	88,731	31.5	62,465	29.7
Appraisal service revenue	22,705	8.0	12,064	5.7
Other income	17,137	6.1	8,573	4.1

Total revenue	$282,170	100.0%	$210,155	100.0%

	Three months ended September 30,		Nine months ended September 30,
Title and Escrow Services segment statistics:	2005	2004	2005	2004
Opened orders	101,360	86,182	298,304	281,139
Closed orders	65,561	60,434	181,988	181,482
Average revenue per closed order	$1,199	$1,022	$1,182	$990

Operating Revenue

Our revenue, which is reported net of underwriting fees paid to third party title insurance underwriters, increased by $18.0 million or 23% for the three months ended September 30, 2005 compared to the same period ended September 30, 2004. Operating revenue increased by $72.0 million or 34% for the nine months ended

September 30, 2005 compared to the same period ended September 30, 2004. The increase is primarily attributable to the additional operations of our Lender Services segment, which included acquisitions in May, July and November of 2004. Revenue related to Lender Services operations provided $31.0 million of the increase for the nine months ended September 30, 2005, partially offset by the impact of the accounting change related to revenue recognition for flood zone determination services revenue which reduced revenues by approximately $1.1 million. For the three months ended September 30, 2005, due to the impact of the accounting change related to flood zone determination services, Lender Services revenue declined $0.8 million as compared to the three months ended September 30, 2004. The remaining increase in revenue was the result of increased demand for our real estate settlement services resulting from a robust residential real estate market.

The increase in opened and closed orders during the three and nine month periods ended September 30, 2005 reflects a strong demand for our services in the third quarter of 2005 compared to the prior year. The increase in average revenue per closed order reflects the increase in business mix in favor of residential resale transactions, which typically garner higher revenue per order, as well as an increase in property values, which is the main driver of the revenue we charge for a title policy.

The significant components of other income include interest income from invested cash balances and fixed maturity bonds, investment dividends, revenue from servicing seller-financed mortgages and revenue from flood zone determination services. Other income increased as a percentage of revenue for the three months ended September 30, 2005 to 6.6%, partially offset by approximately 1% due to the impact of the accounting change related to revenue recognition for flood zone determination services revenue, from 4.7% compared to the same period in the prior year. This same relationship held true for the nine months ended September 30, 2005 as well, where other income provided 6.1% of revenue for the nine months ended September 30, 2005, partially offset by the impact of the accounting change related to flood zone determination services revenue, compared to 4.1% for the nine months ended September 30, 2004. Other income was higher for the three and nine months ended September 30, 2005 primarily due to improving investment yields coupled with a larger fixed maturity bond portfolio.

Operating Expenses

The following table presents the components of the Company’s expenses and the percentage they bear to the total revenue for the respective periods:

	Three months ended September 30,
	2005	% of revenue	2004	% of revenue
		($ in thousands)
Personnel costs	$53,497	55.1%	$43,170	54.6%
Rent	5,271	5.4	4,313	5.5
Provision for title insurance and escrow losses	2,449	2.5	1,557	2.0
Contract service fees	6,538	6.7	6,821	8.6
Interest expense	252	0.3	368	0.5
Other operating expenses	16,181	16.7	13,668	17.2

	$84,188	86.7%	$69,897	88.4%

	Nine months ended September 30,
	2005	% of revenue	2004	% of revenue
	($ in thousands)
Personnel costs	$155,652	55.1%	$123,790	58.9%
Rent	15,472	5.5	12,294	5.9
Provision for title insurance and escrow losses	5,847	2.1	4,624	2.2
Contract service fees	24,800	8.8	10,918	5.2
Interest expense	814	0.3	860	0.4
Other operating expenses	49,937	17.7	38,239	18.2

	$252,522	89.5%	$190,725	90.8%

Overall operating expenses increased $14.3 million or 20% and $61.8 million or 32% for the three and nine months ended September 30, 2005, respectively compared to the same periods in the prior year. Operating expenses decreased as a percentage of revenue to 86.7% and 89.5% for the three month and nine months ended September 30, 2005 compared to 88.4% and 90.8% for the same periods in the prior year, respectively. Operating expenses were lower as a percentage of revenue primarily due to higher revenue levels which help off set significant fixed expenses such as salaries and rent.

Personnel costs are the most significant component of our operating expenses, and consist of salaries and other related expenses, commissions and incentives. Total personnel expenses increased $10.3 million and $31.9 million, or 24% and 26%, to $53.5 million and $155.7 million for the three and nine months ended September 30, 2005, respectively, compared to the same periods in the prior year. Personnel costs were higher for the three months ended September 30, 2005 resulting from an increase in headcount, commissions and incentives due to higher title and escrow revenue compared to the same periods in the prior year. Personnel costs were higher for the nine months ended September 30, 2005 compared to the same period in the prior year, primarily due to the additional operations acquired as part of our Lender Services segment in 2004 and to a lesser extent due to increased headcount, commissions and incentives resulting from higher title and escrow revenue. Personnel costs were higher, as a percentage of revenue, for the three months ended September 30, 2005 compared to the same periods in the prior year as a result of increases in headcount and related incentives incurred to expand our title and escrow operations in northern California. Personnel costs were lower, as a percentage of revenue, for the nine months ended September 30, 2005 compared to the same period in the prior year as a result of the use of third party appraisers and abstractors (see Contract Service Fees below) combined with higher revenue levels which help offset fixed salaries of employees.

Rent expense decreased slightly as a percentage of revenue for the three months ended September 30, 2005 to 5.4% and decreased as a percentage of revenue to 5.5% from 5.9% for the nine months ended September 30, 2005 compared to the same period in the prior year. The decrease as a percentage of revenue was the result of higher revenue levels that helped offset the fixed nature of rent costs, and the higher revenue levels also offset the typical annual inflationary increases in lease rates compared to the prior year. Rent expense overall is higher for the three and nine months ended September 30, 2005 compared to the same periods in the prior year resulting from additional office locations added during 2005 and higher rent in existing locations.

Provision for title insurance and escrow losses increased as a percentage of revenue to 2.5% for the three months ended September 30, 2005 from 2.0% for the same period in the prior year due to an increase in title and escrow claims. This line item, however, decreased as a percentage of revenue to 2.1% for the nine months ended September 30, 2005, from 2.2% for the same period in the prior year. This year-to-date decrease was primarily a result of favorable claim experience in both our title and escrow agency operations and insurance underwriting operation. In addition, this percentage will decline as we increase revenue from our appraisal operations, which have no such provision for losses.

Contract service fees relates to fees paid to third party appraisers and abstractors who conduct valuation services and title searches throughout the United States. This expense is variable in relation to the volume of business generated by the operations of our Lender Services segment. Contract service fees decreased as a percentage of revenue to 6.7% for the three months ended September 30, 2005 from 8.6% for the same period in the prior year due to the revenue generated from the Lender Services segment being a lower percentage of the overall revenue in the third quarter of 2005 compared to the third quarter of 2004. Contract service fees have increased as a percentage of revenue to 8.8% for the nine months ended September 30, 2005 from 5.2% for the same period in the prior year due to having a complete nine months of Lender Services operations in 2005 compared to only having Lender Services since May of 2004.

Interest expense decreased to $0.3 million and $0.8 million for the three and nine months ended September 30, 2005 compared to $0.4 million and $0.9 million, respectively, for the same periods in the prior year. The decrease in the third quarter of 2005 was due to lower debt outstanding in 2005 compared to the same period in the prior year.

The significant components of other operating expenses include title plant maintenance and access, supplies, utilities, insurance and allowance for bad debt, depreciation, delivery and professional fees. Other operating expenses increased $2.5 million or 18% and $11.7 million or 31% to $16.2 million and $49.9 million for the three month and nine months ended September 30, 2005, respectively, compared to $13.7 million and $38.2 million for the same periods in the prior year. The increase is a result of several costs in this category that correspond directly with our volume of business. Other operating expenses decreased as a percentage of revenue to 16.7% for the three months ended September 30, 2005 compared to 17.2% for the same period in 2004. Other operating expenses also decreased as a percentage of revenue to 17.7% for the nine months ended September 30, 2005 compared to 18.2% for the same period in 2004. The decrease in this expense category as a percentage of revenue relates to those expenses which are relatively fixed, such as insurance, depreciation and utilities becoming a smaller percentage of revenue as a result of the higher revenue levels during the period compared to the same period in the prior year.

An income tax provision of $5.5 million and $12.6 million was recorded for the three and nine months ended September 30, 2005, respectively, and provided an effective tax rate of 42.7% and 42.5% for the three and nine months ended September 30, 2005, respectively. This compares to an effective tax rate of approximately 38.0% and 39.3%, respectively, for the same periods in the prior year. The tax rate increased from 38.0% in the third quarter of 2004 to 42.7% in the third quarter of 2005 due to an increase in nondeductible expenses and the increased activity in certain high-tax states. These same factors caused a similar increase in tax rates from 39.3% for the nine months ended September 30, 2004 to 42.5% for the nine months ended September 30, 2005.

Liquidity and Capital Resources

We require capital above our ongoing operating needs to expand our geographical base, further implement our market penetration program, recruit and train new personnel and purchase additional property and equipment to implement our expansion program. During the quarter ended September 30, 2005, we filed a registration statement related to the public offering of 5.0 million shares of common stock by us and 1,850,000 shares by selling stockholders. We intend to use the net proceeds from the offering for the redemption of our Series A preferred stock and for working capital and general corporate purposes. We have not yet completed this offering and we cannot assure you that the offering will be completed. During the nine months ended September 30, 2005, we financed our operating and business development activities through operating cash flows and through the use of cash on hand.

Our Board of Directors declared a cash dividend of $0.02 per common share to stockholders of record as of September 14, 2005, and paid this dividend totaling $0.4 million in October 2005. We intend to continue paying a comparable quarterly cash dividend on our common stock. However, the payment of dividends depends entirely upon a decision by our Board of Directors and may be discontinued at any time, for any reason. Further, under Delaware corporate law, in the absence of current or retained earnings, we may be prohibited from paying dividends, whether in cash or otherwise.

We have two $3.0 million revolving lines of credit. Outstanding borrowings bear interest at the prime rate (6.75% at September 30, 2005). At September 30, 2005, there were no borrowings under either of these credit facilities. There is a total of $0.5 million committed against the credit lines, one for standby letters of credit pursuant to office leases and the other for standby letters of credit pursuant to an insurance policy.

Net cash flows provided by operating activities were $30.4 million for the nine months ended September 30, 2005 compared to cash flows provided by operating activities of $20.9 during the same period in the prior year. The increase in cash provided is the result of an increase in payables, particularly corporate taxes payable due to higher pre-tax earnings in 2005. Additionally, net income of $17.1 million and a decrease of $1.5 million in accounts receivable also contributed to the increase in net cash flow from operating activities. The significant non-operating uses of cash for the nine months ended September 30, 2005 included the purchase of fixed assets and marketable securities.

Our title insurance underwriter, United Capital Title Insurance Company, is subject to regulations that limit its ability to pay dividends or make loans or advances to its parent, principally for the protection of policyholders.

Generally, the total amount of dividends and distributions is limited to the greater of 10% of United Capital Title Insurance Company’s surplus, which amount was $16.8 million as of December 31, 2004, or 100% of net income for the year period ended December 31, 2004, provided that the amount does not exceed United Capital Title Insurance Company’s earned surplus. Under these restrictions, United Capital Title Insurance Company could pay, to its parent, dividends of $3.4 million during 2005 without prior regulatory approval. Of our $22.8 million in cash and cash equivalents at September 30, 2005, $2.1 million relates to United Capital Title Insurance Company and would be subject to the aforementioned restrictions. Of our $38.6 million investment portfolio, consisting of short term investments, fixed maturity bonds and equity securities, $37.9 million relates to United Capital Title Insurance and would be subject to the aforementioned restrictions.

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

	Three Months Ended
	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
	($ in thousands, except per share data)
Total revenue	$79,070	$80,721	$82,109	$102,954	$97,107
Net income	5,685	3,800	2,131	7,522	7,399
Earnings attributable to common shares	5,332	3,447	1,786	7,172	7,046
Net income per diluted common share	$0.23	$0.15	$0.07	$0.30	$0.28

FORWARD-LOOKING STATEMENTS

We have made some statements in this report on Form 10-Q, including those in Item 2 that could be considered forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements. These factors include, among other things, changes in national and regional housing demand and values, the levels of interest and inflation rates, the availability and cost of mortgage loans, employment trends and default rates on mortgage loans. For more details on these and other risk factors, see our Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.

These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements relate to future events or our future financial performance and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

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

In order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2005, we will be required to furnish a report of management as to the effectiveness of our internal control over financial reporting and a report by our independent auditors addressing management’s assessment. We are in the process of documenting and evaluating the design and operating effectiveness of our internal control procedures. Although as stated above we have not made any significant changes in our internal controls over financial reporting in the most recent fiscal quarter, based on our documentation and testing to date, we have made improvements in the documentation, design or effectiveness of internal controls over financial reporting. However, given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our independent auditor’s conclusions at December 31, 2005 with respect to the effectiveness of our internal controls over financial reporting.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to various other claims and lawsuits in the ordinary course of its business, none of which are currently considered material to the Company’s financial condition and results of operations. There have been no material developments in any legal actions reported in the Company’s 2004 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (*)

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TITLE GROUP, INC.

By:	/s/ Donald R. Head	Date: November 7, 2005
Donald R. Head
Chairman of the Board, President and Chief Executive Officer

By:	/s/ Mark C. Walker	Date: November 7, 2005
Mark C. Walker
Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer