Form 10-K
period 2005-12-31
CAPITAL TITLE GROUP INC
filed 2006-03-27
CIK 1017158

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2005

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

Common Stock, $.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein , and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $117.0 million. This figure was estimated based on the last business day of the registrant’s most recently completed second fiscal quarter which was June 30, 2005. The number of shares of Common Stock outstanding on June 30, 2005 was 22,149,304.

The number of shares of Common Stock outstanding on March 23, 2006 was 29,477,834, and the closing price on this date was $6.16 per share.

FORWARD-LOOKING STATEMENTS

This Form 10-K and the documents we incorporate by reference contain certain forward-looking statements that involve a number of risks and uncertainties. These statements include changes in national and regional housing demand and values, the levels of interest and inflation rates, the availability and cost of mortgage loans, employment trends, default rates on mortgage loans, those factors listed under the caption “Risk Factors” and other factors set forth elsewhere in this Form 10-K. These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

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

We undertake no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-K to conform them to actual results. We do not, nor does any other person, assume responsibility for the accuracy and completeness of those statements. All of the forward-looking statements are qualified in their entirety by reference to the factors discussed under the caption “Risk Factors.”

We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict such new risk factors, nor can we assess the impact, if any, of such new risk factors on our businesses or the extent to which any factor or combination of factors may cause actual results to differ materially from those projected in any forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this Form 10-K and the documents we incorporate by reference might not occur.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Act.

You should carefully read this Form 10-K and the documents incorporated by reference in their entirety. They contain information that you should consider when making your investment decision.

Part I

Item 1. Business

Overview

We offer title insurance and escrow services, real estate appraisal and valuation, flood zone determinations, and other related services to residential and commercial customers in the real estate and mortgage lending industries throughout the United States. We currently operate approximately 140 branch offices and employ approximately 2,500 individuals located in Arizona, California, Nevada, Pennsylvania and Texas. We are also licensed to issue and underwrite title insurance policies in Arizona, California, Florida, Nevada, New York, Pennsylvania and Texas through our subsidiary United Capital Title Insurance Company. Through acquisitions and the expansion of existing operations, we have achieved substantial growth during the last several years. Our revenue increased from $66.7 million in 2001 to $380.2 million in 2005.

Historically, we offered traditional title insurance and escrow services to local and regional customers in the residential resale and refinance sectors of the market. Beginning with the acquisition of Nationwide Appraisal Services in May 2004 and the development of our lender services segment, we significantly expanded our ability to provide additional settlement services to real estate lenders and mortgage brokers nationwide. As a result, we provide a comprehensive suite of real estate settlement services including appraisal, flood zone determination, foreclosure services, credit evaluation and other related services. The growth of this segment through subsequent acquisitions and organic growth has enabled us to:

•	expand our geographic footprint to offer real estate services on a nationwide basis;

•	diversify our customer base by targeting national real estate lenders and mortgage brokers, in addition to our traditional focus on real estate agents and regional lenders in the Southwestern United States;

•	serve as the exclusive provider of information services in closing a real estate transaction;

•	provide additional opportunities to market our traditional title insurance and escrow services by entering a real estate transaction at an earlier point in the process; and

•	increase our revenue opportunities for each transaction without significantly increasing our fixed costs.

Operating Strategy

We attribute our success to an operating strategy which emphasizes the following factors:

Commitment to Service.

•	We believe that title insurance policies and escrow functions are generally standardized, and that the level of service provided is therefore the key differentiating factor among title industry competitors. We are committed to providing an unparalleled quality of service to our customers, and we emphasize the importance of that culture of service to all of our employees. Our advanced technology platform facilitates our prompt and efficient delivery of title and escrow services. Through our commitment to service, we strive to build lasting and personal relationships with our real estate industry clients.

Customer and Market Focus.

•	Our services and marketing for our traditional title insurance and escrow segment are directed primarily to real estate agents and lenders in the residential resale and refinance sectors of the market, which we believe are less prone to cyclical industry downturns associated with changing interest rates than the commercial real estate and new home sectors.

•	In the residential resale market, we focus on establishing relationships with real estate agents, who typically direct the selection of escrow and title insurance services by their clients. Although title insurance premiums are typically paid by the buyer or seller of residential property, depending on local custom, the real estate agent responsible for the closing generally selects the title agent because of his or her greater familiarity with service levels. All parties to the home closing are concerned with personal time schedules and the costs associated with settlement delays. We provide title search and escrow services in connection with the resale transaction, and we arrange for the issuance of owner and lender title insurance policies at closing either directly through our United Capital Title Insurance Company subsidiary or as agent for other national title insurers.

•	In the residential refinance market, we actively promote relationships with community banks and other lenders who refinance existing mortgage loans. Although the borrower pays our fees, we view these lenders as our customers because they typically direct the selection of escrow and title insurance by their borrowers. Our services in a refinance transaction also include title search and escrow services in connection with the refinancing of the existing mortgage loan, and the issuance of a lender title insurance policy in favor of the new lender.

•	Our lender services are provided and marketed to national lenders and mortgage brokers. Unlike our traditional title and escrow services, these services are typically offered on a national scale from centralized processing centers. We believe this approach allows us to focus on providing high quality service while managing our costs.

Operating Flexibility.

•	The cyclical nature of the title insurance industry requires us to consistently manage operating expense levels in response to market fluctuations. Our executives and key managers have extensive experience in controlling expenses to reflect cyclical industry movements. We control our most significant cost item, personnel expenses, through use of temporary personnel and overtime personnel as needed, reduction in staffing levels when appropriate, and commission and incentive elements of our compensation structure that vary significantly with changes in our revenue levels. In addition, new orders typically close in 30 to 60 days after being opened, thereby providing us a period of time to assess expected revenues and make appropriate changes to our staffing and cost structure.

•	We also seek to maintain financial and other operating flexibility by controlling other significant expense items, including contracts for data services for title and property information, which are structured based on usage; supply costs, which are variable based on business volume; and provisions for title and escrow losses, which correlate generally to revenue levels. We also manage our fixed costs such as rent by entering into relatively short term leases, typically three to five years.

Comprehensive Suite of Lender Services.

•	We offer a full suite of real estate settlement services, enabling us to serve as a “one-stop shop” to national real estate lenders and mortgage brokers. This suite of services includes traditional underwriting and issuing of title insurance policies, as well as providing appraisal, flood zone determination, foreclosure services, credit evaluation, and other related settlement services to our customers, typically from our centralized processing centers. We believe our ability to offer lenders multiple real estate settlement services enables us to enter a real estate finance transaction at an earlier point in the process, serve as the exclusive information service provider in closing the transaction and generate increased revenue opportunities for each transaction without significant corresponding increases in fixed costs, thereby improving our margins.

Experienced Management Team.

•	We focus on attracting and retaining the highest quality management and operational personnel available. Our executives and other key managers have an average of over 20 years experience in the title insurance industry, and directly participated in the successful development and operation of several large regional title agency networks, major title insurance underwriters and providers of various real estate settlement services. In addition, our entrepreneurial culture, growth record, incentive compensation structure and dedication to customer service helps us to continually attract top producers with established client relationships.

•	Our operational management is decentralized, with our key regional managers given primary responsibility for operations in their respective areas of geographic responsibility. Title insurance operations vary significantly from state to state, and sometimes even from county to county, based on local regulation, industry custom and personal relationships with key persons in local real estate and financing markets. The extensive experience of our key managers in their respective regions enables them to understand and respond effectively to local industry conditions.

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

Increasing Share of Existing Markets.

•	Our title and escrow operations are concentrated in the Southwestern United States which provides a particularly strong platform for future growth because Arizona, California and Nevada rank high in relation to other states in the rate of new job creation and population growth. We operate branch offices in some of the largest and most active real estate markets in the nation, including the greater Los Angeles, San Diego, Oakland, San Jose, Las Vegas and Phoenix metropolitan areas.

•	We intend to expand operations in these existing markets by continually attracting top producers and establishing additional branch offices in those markets. We believe that this method of adding revenue without corresponding increases in fixed costs should significantly improve our operating margins in those markets. For example, we have successfully pursued this strategy in the Phoenix marketplace, moving from twenty-seventh to third in market share in our first three years of operations in that market based upon a third party provider of market share data. As of December 31, 2005, this continual growth was reflected by being second in market share in the residential resale market in the Phoenix metropolitan area. Further, in the southern California market, we increased our overall market share from 1.5% to 6.1% from 2001 to 2005 through acquisitions and organic growth. Even though we have been successful in growing in the local and regional markets in which we compete, we believe the growth potential in these markets remains high.

Expanding Geographically.

•	Our traditional expansion strategy in entering new geographic markets has included both opening new offices and acquiring established businesses with branch operations and strong management teams. We intend to continue to follow this strategy by acquiring title companies in markets we do not currently serve to build a national presence with branch operations in states with either high growth or in which major population centers exist. In 2005 we hired a senior industry executive, based in Florida, to lead our geographic expansion initiative.

•	The recent acquisitions of Nationwide Appraisal Services Corporation, Nationwide TotalFlood, and the assets of Real Estate Appraisal Services, provide the potential to expand our geographic presence throughout the United States by providing us with an opportunity to issue title insurance policies as an agent and provide escrow, appraisal and flood zone determination services in all 50 states. We believe that this growth strategy also positions us to more efficiently provide and grow our lender services to national and larger regional lenders and mortgage brokers.

Growing Lender Services.

•	We plan to develop further our suite of real estate settlement services to national lenders and mortgage brokers through strengthening our existing services and providing additional complimentary services. Through a national marketing strategy emphasizing our ability to provide multiple settlement services and consistent product delivery, we intend to continue to grow our lender services business.

Description of Title Insurance Business

Overview. The title insurance process has become accepted as the most efficient means of determining ownership of, and the priority of interests in, real estate in nearly all markets of the United States. Virtually all lenders require their borrowers to obtain title insurance policies at the time mortgage loans are made on real property.

A major expense of a title company in preparing preliminary title reports, commitments and title policies is the search and examination process, intended to uncover any issues impacting the title to the property to be insured. Title companies have focused on advancing technology in order to reduce costs, improve accuracy and respond to the continuing pressures within the real estate industry for faster and more cost effective processing of transactions.

Title Policies. The customers of title insurance companies typically buy title insurance for the accuracy and reliability of the title report as well as the indemnity component of the policy. The beneficiaries of title insurance policies are generally owners or buyers of real property or lenders who make loans using real property as security.

An owner’s title insurance policy indemnifies the named insured and certain successors in interest against title defects, liens and encumbrances existing as of the date of the policy and not specifically excepted from its provisions. A lender’s policy, in addition to the foregoing, insures the validity of the lien of the insured mortgage and insures the priority of the lien as stated in the title policy. The policy typically provides coverage for the real property mortgage lender in the amount of its outstanding mortgage loan balance and for the buyer in the amount of the purchase price of the property, but in some cases might insure for a greater amount where the buyer anticipates constructing improvements on the property. Coverage under a title insurance policy issued to a real property mortgage lender generally terminates upon the refinance or sale of the insured property unless the owner carries back a mortgage or makes certain warranties as to the title.

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

Losses and Reserves. While most other forms of insurance provide for the assumption of risk of loss arising out of unforeseen events, title insurance serves to protect the policyholder from risk of loss from events that predate the issuance of the policy. As a result, claim losses associated with issuing title policies are typically lower when compared to other types of insurance products. The maximum amount of liability under a title insurance policy is usually the face amount of the policy plus the cost of defending the insured’s title against an adverse claim.

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

A title insurance company can minimize its losses by having strict quality control systems and underwriting standards in place. These controls increase the likelihood that the appropriate level of diligence is conducted in completing a title search so that the possibility of potential claims is significantly reduced. In the case of agents, who conduct their own title searches, the agency agreement between the agent and the title insurance underwriter gives the underwriter the ability to proceed against the agent when a loss arises from a flawed title search. The exposure of title agencies to losses resulting from title insurance claims can be limited by utilizing a third-party underwriter. Exposure in such cases would be limited to the deductible amount for losses under an insurance policy.

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

Home sales, which are the primary driver of demand for title insurance and related real estate services, have recently experienced all-time highs, fueled by historically low interest rates. Notwithstanding recent increases in interest rates, home prices appreciated strongly in many markets in 2004 and 2005. Refinance activity decreased in 2005 as compared to 2004, but real estate activity continued at a high rate and the appreciation of home prices remained high. The decreased refinance activity is evidenced by the Mortgage Bankers Association’s (“MBA”) statistics showing approximately 46.5% of new loan originations during 2005 were refinance transactions as compared with approximately 52.8% in 2004. MBA’s Mortgage Finance Forecast as of January 2006 estimated a $2.787 trillion mortgage origination market for 2005, which would be a 0.5% increase from 2004. The MBA forecast anticipates a decrease in mortgage originations to $2.236 trillion in 2006, with refinance transactions accounting for 35% of the market. The MBA also estimated that purchase money mortgages were expected to rise by 14.0% in 2005, but were expected to decrease by 2.5% in 2006.

Title and Escrow Services

We offer traditional title insurance and escrow functions through branch offices to local and regional customers in the residential resale and refinance sectors of the market. Entrepreneurship and close customer relationships are an integral part of our company culture and emphasized at each of our subsidiaries. We believe that this culture of independence and decentralized management also aids in employee recruitment and retention, which is critical to the operating success of each of our subsidiaries.

Our subsidiary, United Capital Title Insurance Company, underwrote approximately 83% of the title insurance policies that we issued in 2005, with the remaining balance being underwritten by five other third party title insurance companies based on pricing and customer preference. With respect to title insurance policies underwritten by these other title insurance companies, we act as an independent agent for the title insurance underwriter. We have entered into underwriting agreements with these underwriters. The underwriting agreements state the conditions under which we may issue a title insurance policy on behalf of the underwriter, and prescribe the circumstances under which we may be liable if a loss or claim is attributable to our acts, errors or omissions.

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

Fees for escrow and closing services are generally separate and distinct from premiums paid for title insurance premiums and other real estate services. However, because escrow and closing services are integral to the title insurance business, they are a key component of our business operations, a significant source of revenue and the cornerstone of our suite of services growth strategy.

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

Administration of Claims. Claims against title insurance policies, though infrequent, typically arise out of human error. During the process of accumulation and analysis of the public record, certain inaccuracies and inconsistencies are encountered that sometimes result in a situation in which interpretation of these documents could lead to a claim. The exposure for our title agencies is typically limited to a $5,000 deductible for any loss resulting from a title insurance claim. Our title agencies assume the entire risk of losses incurred in errors made during the escrow process; however, we have secured insurance coverage up to $10.0 million, subject to a $250,000 deductible, to limit any significant losses.

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

Regulation. Title insurance companies and title agencies generally are subject to extensive regulation under applicable state laws, including, in California, requirements to maintain minimum levels of net worth and working capital. These state laws also establish supervisory agencies with broad administrative powers relating to issuing and revoking licenses, regulating trade practices, licensing agents, approving policy forms and approving rate schedules, among other things. Failure to comply with these regulations or an inability to secure or maintain any required licenses could materially adversely affect our business. We believe that we are in compliance with applicable laws and regulations and can maintain and obtain all licenses required for the conduct of our business.

Title insurance underwriters are also typically subject to a holding company act in their state of domicile that regulates, among other issues, payment of dividends and investment policies. As a condition to continue its authority to underwrite title insurance policies in the states in which United Capital Title Insurance Company, our title insurance underwriting subsidiary, conducts its business, it is required to pay certain fees and file information regarding its officers, directors and financial results and condition. United Capital Title Insurance Company is regulated by the California Department of Insurance and California law requires United Capital Title Insurance Company to maintain assets of statutorily defined quality and amount. See – “Investments,” below.

Ratings. United Capital Title Insurance Company is regularly reviewed and assigned ratings by independent rating agencies designed to indicate its financial condition and/or claims paying ability. Financial data and other similar information are supplied to the rating agencies, as requested, and analysis is performed by agencies to arrive at a particular rating. In the latest available ratings, Lace Financial Corporation and Demotech, Inc. rated United Capital Title Insurance Company “A+” and “A Double Prime,” respectively, which represent each agency’s highest financial ratings given for claims-paying ability and financial stability.

Investments. United Capital Title Insurance Company derives a portion of its income from investments. Its investment portfolio consists of short-term investments, predominately certificates of deposit with maturities greater than 90 days, but less than one year, and investments in fixed maturity bonds and equity securities.

The investment policy of United Capital Title Insurance Company is to maintain a diversified investment portfolio and to purchase investment grade fixed maturity bonds and preferred and common stocks of large, seasoned and well-managed companies. The investment policy is designed to comply with California law, maximize investment income, maintain adequate cash flow and provide financial stability within a limited risk tolerance. The carrying amount of all investments, which approximates the fair value of the investments, was approximately $40.7 million at December 31, 2005. See Note 5 to our consolidated financial statements for information regarding major categories of investments, earnings by investment categories, scheduled maturities and amortized cost and market values of investment securities.

Lender Services

As part of our strategy of becoming a national title insurance company, in 2004 we acquired Nationwide Appraisal Services Corporation. Nationwide provides appraisal, title and settlement services to its customers in the mortgage and real estate industry through its centralized processing center located near Pittsburgh, Pennsylvania. Nationwide provides appraisal services in all 50 states and is licensed to conduct title and escrow services in 38 states, primarily in the Eastern part of the United States.

As a result of this and other acquisitions, we now offer a suite of real estate settlement services, enabling us to serve as a “one-stop shop” to national real estate lenders and mortgage brokers. This suite of services includes underwriting and issuing of title insurance policies, as well as appraisal, flood zone determination, foreclosure services, credit evaluation, and other related settlement services. Unlike our traditional title and escrow services, these services are typically offered on a national scale from centralized processing centers.

Appraisal services. We have developed a broad suite of valuation applications, which include automated valuation models, traditional appraisals, broker price opinions, collateral scores and appraisal reviews utilized by participants in the secondary mortgage markets.

Flood zone determinations. A flood zone determination is commonly required to obtain a mortgage or to refinance an existing mortgage on property in the United States. We offer flood zone determinations through an automated system that accesses and interprets Federal Emergency Management Agency (“FEMA”) flood maps and determines whether a property is in a federally designated flood zone. Additionally, we offer lenders a life-of-loan flood zone determination service that monitors previously issued certificates for any changes, such as FEMA flood map revisions, for as long as that loan is outstanding.

Foreclosure services. In connection with our goal of offering a comprehensive suite of lender services, we recently began providing and intend to continue to build the ability to offer foreclosure related services to national lenders. We provide these services through a centralized processing center and the use of third-party service providers. These services will allow our lender customers to have one outside service provider coordinate foreclosure related activities, such as tenant removal, property preservation, cleaning and preparing for sale. These services consist of customized reports, broker price opinions and appraisals, foreclosure, management of properties acquired at foreclosure, bankruptcy services, reconveyance processing and lien release.

Credit evaluation. We are able to provide consumer credit reports and income, employment, and tax return verifications to lenders engaged in mortgage origination. Our technology interfaces with many loan origination systems and permits 24 hour/7 days a week monitoring and response. This service is currently offered through agreements with third-parties but we may elect to acquire a company in the future to provide this service in-house.

Marketing and Customers

We market and distribute our products and services primarily to customers in the regional residential real estate industry as well as to national lenders. We actively encourage our sales personnel to develop new business relationships with key referral sources in their markets, such as real estate sales agents and brokers, financial institutions, local and regional home builders, real estate developers, mortgage brokers and attorneys.

Our local marketing activities are typically performed by our escrow officers as well as our marketing representatives, whose sole function is the solicitation of business from real estate agents, community banks, developers and owners. We believe customer service and consistent product delivery are the most important factors in attracting and retaining customers, and we measure customer service in terms of quality, consistency and timeliness in the delivery of our services.

While our focus on regional and local clients remains important to our title and escrow services business, we also target marketing resources toward larger national clients to build our lender services business. The buying criteria of national clients such as large residential lenders, real estate investment trusts and developers tend to emphasize the ability to provide multiple settlement services and consistent product delivery. This marketing strategy correlates with our acquisitions of Nationwide Appraisal and Nationwide TotalFlood and our overall growth strategy of becoming a national title insurance and appraisal company with the ability to provide a comprehensive suite of other related services.

Because we have many, varied customers in both the residential and mortgage lending market sectors, we are not dependent upon any single customer or single group of customers in our Title and Escrow Services segment.

In our Lender Services segment, combined revenue from two institutional lenders represented approximately 50% of this segments’ revenues for the years ended December 31, 2005 and 2004.

Competition

The title insurance, appraisal and real estate settlement services business is highly competitive. We believe that quality and timeliness of service are the key competitive factors in the industry because parties to a real estate transaction are usually concerned with time schedules and costs associated with delays in the closing of transactions. Other competitive factors in the title and escrow business include pricing and the financial strength of the title insurance underwriter.

Companies with significant market share in the local and regional markets in which we compete include First American, Old Republic, Stewart Title, Fidelity National Title and LandAmerica. The number and size of competing companies varies in different geographic markets. In those markets where we operate and intend to operate, we will face competition from other independent agencies and major national insurance underwriters, many of which have financial and other resources significantly greater than ours. Despite the greater resources of our larger national competitors, we believe that we can effectively compete against these larger competitors in the markets that we serve. We believe that our level of service is the principal differentiating factor which has enabled us to compete effectively with our competitors.

The principal competitors for our lender services are title companies such as First American, Fidelity National Title and LandAmerica and in-house services provided directly by our customers. We believe our commitment to customer service and consistent performance are a large factor in our success. Other competitive factors include pricing and the ability to provide a suite of settlement services.

We also compete with other title agencies to attract talented sales agents. We believe that our incentive-based compensation system and entrepreneurial culture will assist us in retaining our key sales agents and effectively compete with other title insurance companies to attract additional key employees.

Employees

As of December 31, 2005, we had a total of 2,505 employees, the majority of which are in Arizona, California, Nevada and Pennsylvania. We believe our relations with our employees are excellent.

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

Web Site Access

Our Internet web site address is www.capitaltitlegroup.com. We make available, free of charge at the “Investor Relations” portion of this web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Reports of beneficial ownership filed pursuant to Section 16(a) of the Exchange Act are also available on our web site. Information in, or that can be accessed through, our web site is not part of this annual report on Form 10-K.

Item 1A. Risk Factors

The risk factors listed in this section and other factors noted herein or incorporated by reference could cause our actual results to differ materially from those contained in any forward-looking statements. The following risk factors, in addition to the information discussed elsewhere herein, should be carefully considered in evaluating us and our business:

The demand for our title insurance and related services is highly dependent upon the volume of real estate transactions and other general economic conditions, and our future revenues and profits may decline as interest rates stabilize or rise.

The demand for title insurance and appraisal services depends upon, among other things, the volume of commercial and residential real estate transactions. The volume of these transactions has historically been influenced by factors such as mortgage interest rates and the state of the overall economy. When mortgage interest rates are increasing or during an economic downturn or recession, real estate activity typically declines and the title insurance and appraisal industries tend to experience lower revenues and profitability. For example, stable mortgage interest rates and strength in the real estate market, especially in California and throughout the West Coast, contributed to very positive conditions for the title insurance industry throughout 1997 and 1998. However, during the second half of 1999 and through 2000, steady interest rate increases resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000.

Beginning in 2002 and into 2003, the level of real estate activity increased, including refinancing transactions, new home sales and resales, due in significant part to substantial decreases in mortgage interest rates. The volume of refinance activity declined in 2004 as a result of interest rates stabilizing or increasing from 2003 levels, and the favorable industry conditions that existed in 2002 and 2003 may not occur again in the foreseeable future. We cannot predict changes in the interest rate environment in future periods and its complete impact on residential resale refinance activity. If mortgage interest rates rise quickly and significantly during 2006, it would likely negatively affect opened orders and, in turn, have a negative impact on our revenue levels and profitability, particularly in comparison to our financial performance in recent years, which saw record levels of residential resale activity.

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

Additionally, competition for personnel varies from region to region and increased costs may hurt our financial performance in certain regions. For example, competition for key personnel in California has substantially increased our costs of attracting and retaining personnel. Additional personnel cost increases in this or other regions could lower our profits.

The title insurance industry experiences seasonal fluctuations.

Historically, residential real estate activity has been generally slower in the winter, when fewer families move, buy or sell homes, with increased volumes in the spring and summer. Residential refinancing activity generally is more uniform throughout the year, subject to interest rate stability. Demand for our title insurance and related services generally tracks these seasonal demand patterns of the residential real estate market, although acquisitions of other title insurance companies and changes in interest rates may alter these traditional seasonal demand patterns. We typically report our lowest revenues and earnings in the first quarter, with revenues and earnings increasing into the second quarter and through the third quarter and declining again in the fourth quarter.

Our business is highly competitive and increased competition could reduce our revenues and profitability.

The business of providing real estate transaction products and services is highly competitive, particularly with respect to price, service and expertise. According to Demotech, Inc., the top five title insurance companies accounted for over 90% of net premiums collected in 2005. Over 40 independent title insurance companies accounted for less than 10% of the market. The number and size of competing companies varies in the different geographic areas in which we conduct our business. Companies with significant market share in the local and national markets in which we compete include First American, Old Republic, Stewart Title, Fidelity National Title and LandAmerica. All of the top five title insurers have larger distribution networks, greater financial resources, more extensive computerized databases and longer standing relationships than us. The number and size of competing companies varies in the different geographic areas in which we conduct our business. Also, the removal of regulatory barriers might result in new competitors entering the title insurance business, and those new competitors may include diversified financial services companies that have greater financial resources than we do and possess other competitive advantages. Competition with the major title insurance companies, expansion by smaller regional companies and new entrants could adversely affect our business operations and financial condition. For example, intense competition in California has resulted in lower profit margins in that region.

We may not be able to implement successfully our strategy of selectively acquiring other businesses in the title insurance industry and related industries.

As part of our overall growth strategy, we intend to acquire selectively businesses in our industry and related industries that will allow us to enter new markets, provide services that we currently do not offer or advance our existing technology. Our ability to implement our selective acquisition strategy will depend on our success in identifying and consummating acquisitions of businesses on favorable terms. Although we also are actively seeking other acquisition candidates, we can give no assurance that we will be successful in these efforts. If we are unable to acquire appropriate businesses on favorable economic terms, or at all, or are unable to introduce new products and services successfully, our business could be materially adversely affected.

We may encounter difficulties managing and integrating our acquisitions.

Part of our continued growth strategy is to pursue additional opportunities to diversify and expand our operations by acquiring other companies. The success of each acquisition will depend upon our ability:

•	to integrate the acquired businesses’ operations, products and personnel to achieve synergies and economies of scale;

•	to retain key personnel of the acquired businesses;

•	to maintain the customers and goodwill of the acquired businesses;

•	manage any unexpected costs or unforeseen liabilities associated with the acquired businesses; and

•	to expand our financial and management controls and reporting systems and procedures.

In addition, our growth strategy of providing a comprehensive suite of services subjects us to associated risks, including lack of experience in operating such businesses. Our inability to successfully integrate acquired businesses and manage our growth strategy could have a material adverse effect on our business.

Security breaches and computer viruses could harm our business by disrupting our delivery of services and damaging our reputation.

We electronically receive, process, store and transmit sensitive business information of our customers. Unauthorized access to our computer systems could result in the theft or publication of confidential information, the deletion or modification of records or otherwise cause interruptions in our operations. These concerns about security are increased when we transmit information over the Internet. Computer viruses have also been distributed and have rapidly spread over the Internet. Computer viruses could infiltrate our systems, disrupting our delivery of services and making our products unavailable. Any inability to prevent security breaches or computer viruses could cause existing customers to lose confidence in our systems and terminate their agreements with us, and could inhibit our ability to attract new customers.

We may experience significant claims relating to our title insurance operations and losses resulting from fraud, defalcation or misconduct.

A significant component of our revenue arises from issuing title insurance policies which typically provides coverage for the real property mortgage lender and the buyer of the real property. As a result, we retain insurance risk on policies we issue up to and including $2.0 million in some cases. We may also be subject to a legal claim arising from the handling of escrow transactions. We carry errors and omissions insurance coverage for errors made during the real estate settlement process of up to $10.0 million per occurrence, $10.0 million in the aggregate, subject to a deductible of $250,000 per occurrence. The occurrence of a significant title or escrow claim in any given period could have a material adverse effect on our financial condition and results of operations during the period.

Fraud, defalcation and misconduct by employees are also risks inherent in our business. As of December 31, 2005, we were the custodian of $980.4 million of cash deposited by customers with specific instructions as to its disbursement from escrow, trust and account servicing files. We carry insurance covering the loss or theft of funds of up to $20.0 million annually in the aggregate, subject to a deductible of $250,000 per occurrence. To the extent that any loss or theft of funds substantially exceeded our insurance coverage, our business could be materially adversely affected.

Insurance regulations limit the ability of our insurance subsidiary to pay cash dividends to us.

Our insurance subsidiary is subject to regulations that limit its ability to pay dividends or make loans or advances to us, principally to protect policy holders. Generally, these regulations limit the total amount of dividends and distributions to the greater of 10% of our insurance subsidiary’s surplus, which amount was $21.4 million as of December 31, 2005, or 100% of net income for the previous calendar year, which was $4.5 million for the year ended December 31, 2005. At December 31, 2005, $42.8 million of cash, short-term investments, fixed maturity bonds and equity securities were subject to this dividend restriction. These restrictions could limit our ability to pay dividends to our stockholders, repay our indebtedness, make acquisitions or otherwise grow our business.

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

If we fail to comply with privacy regulations imposed on providers of services to financial institutions, our business could be harmed.

As a provider of services to financial institutions, we are bound by the same limitations on disclosure of the information we receive from our customers as apply to the financial institutions themselves. If we fail to comply with these regulations, we could be exposed to suits for breach of contract or to governmental proceedings, damage our customer relationships, harm our reputation and inhibit our ability to obtain new customers. In addition, if more restrictive privacy laws or rules are adopted in the future on the federal or state level, or, with respect to our international operations, by authorities in foreign jurisdictions on the national, provincial, state or other level, then it could have an adverse impact on us.

If rating agencies downgrade our insurance subsidiary, our results of operations and competitive position in the industry may suffer.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Our insurance company subsidiary is rated by Lace Financial Corporation and Demotech, Inc., whose ratings are designed to indicate the insurance company’s financial condition and/or claims paying ability. These ratings are not evaluations directed to investors. Our ratings are subject to periodic review by those entities and the continued retention of those ratings cannot be assured. If our ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We conduct our title insurance business operations primarily in leased office space. We currently lease branch offices in approximately 140 locations. Our branch office leases generally provide for initial terms ranging from three to five years, and our current leases have remaining terms ranging generally from one to 84 months. We believe that the use of short-term office leases enhances our operating flexibility, which is particularly important because of the cyclical nature of the real estate industry.

We occupy a leased facility of approximately 8,700 square feet in Scottsdale, Arizona, in which our executive offices are located. In addition, we have a 50-year ground lease in Phoenix, Arizona through December 2047 on which we have built a 24,000 square foot building, which includes our Arizona administration, a title department, and two escrow branches. See Note 10 to our consolidated financial statements for additional information relating to our lease commitments.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

Part II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of our Common Stock

Our common stock has been quoted on The Nasdaq National Market under the symbol “CTGI” since March 31, 2005. From May 1997 until March 31, 2005, our common stock was quoted on The Nasdaq Smallcap Market under the same symbol. On March 23, 2006, the last reported closing sale price of our common stock was $ 6.16 per share. On December 31, 2005, there were approximately 275 holders of record and approximately 8,230 beneficial owners of our common stock. High and low sales prices of our common stock since the first quarter of 2004, as reported on the Nasdaq SmallCap Market, are set forth below.

		Sales Price
	Date	High	Low
2004	First Quarter	$5.44	$3.99
	Second Quarter	4.45	3.46
	Third Quarter	5.22	3.86
	Fourth Quarter	5.75	4.72

2005	First Quarter	6.55	5.10
	Second Quarter	7.47	4.97
	Third Quarter	8.40	6.50
	Fourth Quarter	7.30	5.34

2006	First Quarter (through	6.85	5.20
	March 23, 2006)

Dividend Policy

We declared our first quarterly cash dividend on common shares in October 2003, and have continued to declare and pay cash dividends of $0.02 per common share on a quarterly basis. We intend to continue paying a comparable quarterly cash dividend on our common stock. However, the payment of dividends depends entirely upon the discretion of our board of directors and may be discontinued at any time for any reason. Further, under Delaware corporate law, in the absence of current or retained earnings, we may be prohibited from paying dividends (whether in cash or otherwise). Our title insurance underwriting subsidiary, United Capital Title Insurance Company, is subject to regulations that limit its ability to pay dividends or make loans or advances to us, principally for the protection of policy holders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources.”

Item 6. Selected Financial Data

The following table contains our selected consolidated financial data as of and for the five fiscal years ended December 31, 2005, which have been derived from our audited consolidated financial statements and notes thereto, with the exception of “Title and Escrow Services segment statistics.” You should review the information that we have presented below in conjunction with our consolidated financial statements, related notes and other financial information included elsewhere herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	($ in thousands except per share and segment statistics)
Operating Data:
Title service revenue, net	$202,173	$170,888	$160,745	$81,239	$41,161
Escrow and related fees	111,691	92,469	85,080	42,632	20,468
Appraisal service revenue (1)	29,588	17,885	—	—	—
Other income	36,752	19,059	13,985	8,486	5,049

Total revenue	380,204	300,301	259,810	132,357	66,678

Income before income taxes	36,908	25,678	27,453	12,283	5,838
Income tax expense (2)	15,830	10,090	10,893	5,001	768
Net income	21,078	15,588	16,560	7,282	5,070
Dividends on preferred stock	1,401	1,405	1,401	403	—
Earnings attributable to common shares	19,677	14,183	15,159	6,879	5,070
Net cash flows provided by operating activities	38,836	22,928	26,357	15,650	9,674
Net cash flows used in investing activities	(19,494)	(46,665)	(21,929)	(17,885)	(583)
Net cash flows provided by (used in) financing activities	28,366	14,212	(3,741)	14,173	(2,190)

Per Share Data:
Earnings per common share – Diluted	0.79	0.64	0.77	0.38	0.28
Weighted average shares outstanding – Diluted	24,962,802	22,258,012	19,755,104	18,121,419	18,031,252

Balance Sheet Data (end of period):
Total assets	$203,875	$146,083	$101,686	$83,287	$21,025
Long term debt	17,784	23,176	13,520	16,542	3,083
Redeemable preferred stock (3)	17,516	17,516	17,516	17,516	—
Stockholders’ equity	111,220	57,603	35,431	19,452	11,104

Title and Escrow Services segment statistics (unaudited):
Opened orders	380,039	367,186	382,249	185,349	110,620
Closed orders	238,193	237,406	246,261	122,471	69,320
Average revenue per closed order	$1,186	$1,033	$998	$1,011	$889
Percent of premium directly written (4)	83%	78%	82%	36%	N/A

(1)	Appraisal service revenue was a new revenue stream in 2004, resulting from providing appraisal services to customers through Nationwide, our subsidiary acquired in 2004.
(2)	The availability of net operating loss carryforwards resulted in a lower tax provision in 2001 than would be expected based on statutory income tax rates. The net operating loss carryforwards were fully utilized in 2001.
(3)	Preferred stock was non-convertible and could be redeemed after 2023 for $17.5 million. The preferred stock had an 8% cumulative dividend, payable quarterly. This preferred stock was redeemed for $17.5 million on January 2, 2006 with a portion of the proceeds from a secondary offering completed in November 2005.
(4)	Represents the percentage of title insurance premiums from policies we issued through our own insurance underwriting subsidiary, which we acquired in September 2002. This percentage declined in 2004 resulting from our acquisition of Nationwide Appraisal, which had historically utilized third-party title insurance underwriters exclusively for the title policies it issued. During 2004, United Capital Title Insurance Company, our title insurance underwriter, commenced efforts to become licensed in additional states in order to capture more of the premiums resulting from title policies we issue.

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

Overview

We are engaged in the business of issuing title insurance policies and performing related services, including escrow, valuation and flood determination services in connection with real estate transactions. We operate through approximately 140 branch offices and employ over 2,500 individuals located in Arizona, California, Nevada, Pennsylvania and Texas.

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

Our Lender Services segment encompasses our strategy of providing national lenders and mortgage brokers with a comprehensive suite of services. This segment currently includes real estate appraisal and valuation services, title insurance and escrow related services and flood zone determination services, primarily for lenders involved in residential real estate refinance transactions. Unlike our Title and Escrow Services segment, this segment typically conducts its business on a national scope from centralized processing centers. The significant subsidiaries within this segment include Nationwide Appraisal Services Corporation and Nationwide TotalFlood Services. Our Lender Services segment, which was established as a result of acquisitions in 2004, did not achieve anticipated margins in 2005 primarily due to internal operating system capacity issues. Pre-tax margins for the Lender Services segment were 2.8% for the year ended December 31, 2005 and 5.3% for the year ended December 31, 2004. We believe that as we improve operational efficiencies through system enhancements, margins for our Lender Services segment can be similar to the pre-tax margins of our Title and Escrow Services segment which were 11.2% and 9.0% for the years ended December 31, 2005 and 2004, respectively.

Our revenue from title insurance, escrow and related real estate services is primarily from three sources: residential resale, lender/refinance and commercial real estate transactions. We typically recognize revenue for the services we perform when the corresponding real estate transaction closes. In the case of revenue from the flood zone determination services we provide, we defer all revenue related to those flood zone determinations where there are any obligations for us to provide future monitoring of the flood zone status and then recognize the revenue ratably over the average periods that we estimate the related loans will be outstanding. This deferred revenue of $2.0 million is reflected in other liabilities on our balance sheet at December 31, 2005. In most cases we receive payment for our services at the time the related real estate transaction closes. In some cases, we bill for services provided, principally related to our Lender Services business, and collect the accounts receivable at a later date.

Our management’s discussion and analysis of financial condition and results of operations addresses our key performance indicators (revenue, net income) and generally accepted accounting principles (“GAAP”) measures, non-financial performance indicators (opened orders, closed orders, average revenue per closed order), as well as the trends and uncertainties affecting our industry and markets and analyzes our liquidity and capital resources. While management believes the key performance indicators of revenue and net income are the best indicators of financial and operating performance, the non-GAAP, non-financial performance indicators may also provide management with additional insight into the volume of transactions and trend in operating performance for traditional title and escrow services.

Business Trends and Conditions

Title insurance revenue is closely related to the level of real estate activity and the average price of real estate sales. Real estate sales are directly affected by the availability of funds to finance purchases, predominantly mortgage interest rates. Other factors affecting real estate activity include, but are not limited to, demand for housing, employment levels, family income levels and general economic conditions. In addition to real estate sales, mortgage refinancing is an important source of title insurance revenue. We have found that residential real estate activity generally decreases when mortgage interest rates are high or increasing, when the mortgage funding supply is limited, and when the United States economy is weak.

Because these factors can change dramatically, revenue levels in the title insurance industry can also change dramatically. For example, beginning in the second half of 1999 and through 2000, steady interest rate increases caused by actions taken by the Federal Reserve Board resulted in a significant decline in refinancing transactions. As a result, the market shifted from a refinance-driven market in 1998 to a more traditional market driven by new home purchases and resales in 1999 and 2000. However, beginning in January 2001 and continuing through June of 2003, the Federal Reserve Board reduced interest rates by 550 basis points, bringing interest rates down to their lowest level in recent history, which again significantly increased the volume of refinance activity. Beginning in mid-June 2003 and continuing through most of 2004, the ten-year treasury bond yield increased from a low of nearly 3.0% to more than 4.5%, causing mortgage interest rates to rise, which decreased the volume of refinance activity.

Notwithstanding the increase in interest rates, home prices appreciated strongly in many markets in 2004 and 2005, benefiting our revenues. Refinance activity decreased during 2005 as compared to 2004, but real estate activity continued at a high rate and the appreciation of home prices remained high. The decreased refinance activity is evidenced by the Mortgage Bankers Association’s (“MBA”) statistics showing that approximately 46.5% of new loan originations in 2005 were refinance transactions as compared with approximately 52.8% in 2004. MBA’s Mortgage Finance Forecast as of January 2006 estimated a $2.787 trillion mortgage origination market for 2005, which would be a 0.5% increase from 2004. The MBA forecast anticipates a decrease in mortgage originations to $2.236 trillion in 2006, with refinance transactions accounting for 35% of the market. The MBA also estimated that purchase money mortgages were expected to rise by 14.0% in 2005, but were expected to also decrease by 2.5% in 2006.

Beginning in the fourth quarter of 2005, we saw opened order counts decline, which results in lower closings as we move into the first quarter of 2006. Lower revenue, coupled with an increase in the weighted average shares outstanding, will have a negative impact on our first quarter results. The increase in the weighted shares outstanding resulted from our secondary offering in late 2005, for which we haven’t fully deployed the funds raised.

The cyclical nature of the mortgage industry, and hence the title insurance and related settlement services industry, requires us to tightly manage operating expense levels in response to market fluctuations. Larger than anticipated declines in revenue or the inability to manage costs could result in a decline in profitability or future operating losses.

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

Reserves for Title Insurance and Escrow Losses

The total reserve for all reported and unreported losses incurred is represented by the reserve for title insurance and escrow losses. The reserve is established using estimated amounts required to settle claims for which notice has been received (reported) and the amount estimated to be required to satisfy incurred claims of policyholders which may be reported in the future. Provisions for the reserve are charged to operations and are based upon our estimates after analyzing reported claims, historical loss experience, title industry averages, current and projected legal environment and types of policies written. Despite the variability of such estimates, we believe that the reserves are adequate to cover claim losses which might result from pending and future claims.

Estimating future title insurance and escrow loss payments is difficult because of the complex nature of title claims, the long periods of time over which claims are paid or over which they may be reported, significantly varying dollar amounts of individual claims, economic and market conditions and other factors.

We update loss reserve estimates at the end of each quarter and year by utilizing both internal and external resources and the latest available information. In addition, an independent actuarial consulting firm assists us in analyzing our historic loss experience and developing statistical models to project ultimate loss expectancy. The actuaries prepare an analysis of our reserves at the end of each quarter. We examine both the quantitative data provided by the actuaries and qualitative information derived from internal sources such as our legal, claims, and underwriting departments to ultimately arrive at our best reserve estimate. This process involves significant judgment and assumptions and we strive to improve our loss reserve estimation process by enhancing our ability to analyze loss development patterns and we look for ways to identify new trends to reduce the uncertainty of our loss exposure. However, adjustments may be required as experience develops unexpectedly, new information becomes known, new loss patterns emerge, or as other contributing factors are considered and incorporated into our analysis.

Calculating ultimate loss exposure is predicated on evaluating past experience and adjusting for changes in current developments and trends. Our external actuaries use various actuarial loss development and expected loss methods, including a point estimate and a range of estimates to calculate loss development factors. Loss development factors are based on our data and on patterns derived from insurance industry sources. The loss development factors forecast ultimate losses for each policy year based on data such as our historical loss payment and reporting patterns and assumed loss ratios. Older policy year experience is applied to newer policy years to project future development. When new trends surface, the loss development factors are adjusted to incorporate the more recent developments.

Of our consolidated reserve for title insurance and escrow losses, totaling $18.1 million at December 31, 2005, $14.4 million or 79.3% relates to our title insurance underwriter subsidiary, United Capital Title Insurance Company. It is this component of our loss reserve that is subject to the methods discussed above. Our actuary develops a point estimate as well as a range of likely reserve estimates and as of December 31, 2005, our actuary’s point estimate was $13.6 million. Our actual reserve is within our actuary’s range of reserve estimates and above the point estimate.

The balance of our reserve for title insurance and escrow losses relates to our agency operations and totaled $3.7 million as of December 31, 2005. We calculate a reasonable range of title insurance and escrow loss reserve estimates for each of our agency operations. When calculating these estimates we also consider the quantitative data, as well as various qualitative factors which include; current legal environment, unusual loss activity, anticipated loss activity as a result of known factors, business volumes and anticipated business volumes, and a review of both historical business mix and anticipated business mix.

Although we believe that our reserves for claims are reasonable, it is possible that our actual incurred claims will not conform to our assumptions underlying our reserves. The ultimate settlement of claims may vary significantly from the estimates included in our financial statements, and could therefore result in changes to reserve provisions in future periods.

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

Impairment of Intangible Assets

Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. SFAS No. 142, Goodwill and Intangible Assets (“SFAS 142”) provides that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. We measure for impairment on an annual basis.

As required by SFAS 142, we completed our annual goodwill impairment tests on our reporting units and have determined fair values were in excess of carrying values. Accordingly, no goodwill impairments have been recorded.

We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Transactions and Accounting Change Affecting Comparability of Results of Operations

In July 2004, we acquired DPSI, since renamed Nationwide TotalFlood. TotalFlood, through a centralized processing center located in Los Angeles, California, provides residential and commercial flood determinations on property throughout the United States.

In May 2004, we acquired Nationwide Appraisal, which provides appraisal, title and settlement services to its customers in the mortgage and real estate industry through its centralized processing center near Pittsburgh, Pennsylvania.

In January 2003, we acquired Land Title of Nevada. The acquisition marked our entrance into the Las Vegas, Nevada market, adding at the time five branch offices and 94 employees.

Results of Operations

The following table sets forth, for the periods indicated, the components of our revenue and expenses and such income statement data expressed as a percentage of total revenue ($ in thousands, except segment statistics):

	Year Ended December 31,
	2005	%	2004	%	2003	%
Annual Operating Data:
Title service revenue, net	$202,173	53.2%	$170,888	56.9%	$160,745	61.9%
Escrow and related fees	111,691	29.4	92,469	30.8	85,080	32.8
Appraisal service revenue	29,588	7.8	17,885	6.0	—	—
Other income	36,752	9.6	19,059	6.3	13,985	5.3

	380,204	100.0	300,301	100.0	259,810	100.0

Personnel costs	204,384	53.8	169,556	56.4	154,528	59.5
Rent	20,926	5.5	17,361	5.8	14,254	5.5
Interest expense	1,049	0.3	1,155	0.4	815	0.3
Provision for title insurance and escrow losses	7,633	2.0	6,250	2.1	9,214	3.5
Contract service fees	30,780	8.1	17,753	5.9	—	—
Other operating expenses	78,524	20.6	62,548	20.8	53,546	20.6

	343,296	90.3	274,623	91.4	232,357	89.4

Income before income taxes	36,908	9.7	25,678	8.6	27,453	10.6
Income tax expense	15,830	4.2	10,090	3.4	10,893	4.2

Net income	$21,078	5.5%	$15,588	5.2%	$16,560	6.4%

Annual Title and Escrow services segment statistics (unaudited):
Opened orders	380,039		367,186		382,249
Closed orders	238,193		237,406		246,261
Average revenue per closed order	$1,186		$1,033		$998

Fiscal 2005 Compared to Fiscal 2004

Our revenue, which is reported net of underwriting fees paid to third party title insurance underwriters, increased by $79.9 million or 26.6% for the year ended December 31, 2005 compared to the same period ended December 31, 2004. The increase is primarily attributable to a complete year of the additional operations of our Lender Services segment, which included acquisitions in May, July and November of 2004. Revenue related to Lender Services operations provided $28.1 million of the increase for the year ended December 31, 2005. The remaining increase in revenue was the result of an increase in the average revenue per closed order for our real estate settlement services resulting from a relatively strong residential real estate market.

The increase in opened and closed orders in 2005 compared to 2004 reflects a strong demand for our services compared to the prior year. The increase in average revenue per closed order reflects the increase in business mix in favor of residential resale transactions, which typically garner higher revenue per order than residential mortgage refinancings, as well as an increase in property values, which is the main driver of the revenue we charge for a title policy.

The significant components of other income include interest income from invested cash balances and fixed maturity bonds, investment dividends, delivery fee income, revenue from servicing seller-financed mortgages and revenue from flood zone determination services. Other income increased as a percentage of revenue to 9.6% for the year ended December 31, 2005, compared to 6.3% for the year ended December 31, 2004. Other income was higher for the year ended December 31, 2005 primarily due to an increase in flood zone determination services, improving investment yields coupled with a larger fixed maturity bond portfolio and increased earnings on depository accounts.

Overall operating expenses increased $68.7 million or 25.0% for the year ended December 31, 2005, compared to the prior year. Operating expenses decreased as a percentage of revenue to 90.3% for the year ended December 31, 2005 compared to 91.4% in the prior year. Operating expenses were lower as a percentage of revenue primarily due to higher revenue levels which help offset significant fixed expenses such as salaries and rent, which tend to be more fixed than variable.

Personnel costs are the most significant component of our operating expenses, and consist of salaries and other related expenses, commissions and incentives. Total personnel expenses increased $34.8 million, or 20.5%, to $204.4 million for the year ended December, 2005 compared to the prior year. Personnel costs were higher for the year ended December 31, 2005 compared to the prior year, primarily due to a complete year of the additional operations acquired as part of our Lender Services segment in 2004 and to a lesser extent due to increased headcount, commissions and incentives resulting from higher title and escrow revenue. Personnel costs were lower, as a percentage of revenue, for the year ended December 31, 2005 compared to the prior year as a result of the use of third party appraisers and abstractors (see Contract Service Fees below) combined with higher revenue levels which help offset fixed salaries of employees.

Rent expense decreased as a percentage of revenue to 5.5% from 5.8% for the year ended December 31, 2005 compared to the prior year. The decrease as a percentage of revenue was the result of higher revenue levels that helped offset the fixed nature of rent costs, and the higher revenue levels also offset the typical annual inflationary increases in lease rates compared to the prior year. Rent expense overall is higher for the year ended December 31, 2005 compared to the prior year resulting from additional office locations and higher rent in existing locations.

Provision for title insurance and escrow losses decreased as a percentage of revenue for the year ended December 31, 2005 to 2.0% from 2.1% for the prior year. This decrease was primarily a result of favorable claims experience in both our title and escrow agency operations and insurance underwriting operation. We expect this percentage will decline as we increase revenue from our appraisal operations and see an increase in other income, neither of which require such provision for losses.

Contract service fees relates to fees paid to third party appraisers and abstractors who conduct valuation services and title searches throughout the United States. This expense is variable in relation to the volume of business generated by the operations of our Lender Services segment. Contract service fees have increased as a percentage of revenue to 8.1% for the year ended December 31, 2005 from 5.9% in the prior year due to having a complete year of Lender Services operations in 2005 compared to only having Lender Services since May of 2004.

Interest expense decreased to $1.0 million for the year ended December 31, 2005 compared to $1.2 million for the prior year. The decrease in the year ended December 31, 2005, was due to lower debt outstanding in 2005 compared to the prior year.

The significant components of other operating expenses include title plant maintenance and access, supplies, utilities, insurance, allowance for bad debt, depreciation, delivery and professional fees. Other operating expenses increased $16.0 million or 25.5% to $78.5 million for the year ended December 31, 2005, compared to $62.5 million for the prior year. The increase is a result of several costs in this category that correspond directly with our volume of business. In addition, the increase includes $1.3 million in professional fees incurred in connection with our achieving the requirements of Section 404 of the Sarbanes-

Oxley Act of 2002. Further, we have incurred approximately $1.1 million in legal costs pursuing an action brought against one of our competitors claiming unfair business practices in recruiting certain of our employees. Other operating expenses as a percentage of revenue declined to 20.6% for the year ended December 31, 2005 as compared to 20.8% for the year ended December 31, 2004.

The income tax provision of $15.8 million for the year ended December 31, 2005 provided an effective tax rate of 42.9% for the year ended December 31, 2005. This compares to an effective tax rate of approximately 39.3% for the prior year. The tax rate increased due to an increase in nondeductible expenses and the increased activity in certain high-tax states. In addition, in 2005 we settled an audit by a taxing authority which contributed to the tax rate increase. We do not anticipate this event will recur.

Fiscal 2004 Compared to Fiscal 2003

Our revenue, which is reported net of underwriting fees paid to third party title insurance underwriters, increased by $40.5 million, or 15.6%, for the year ended December 31, 2004 compared to the same period ended December 31, 2003. Operations acquired during 2004 contributed $38.3 million of the increase in revenue for the year ended December 31, 2004 compared to 2003. The remaining $2.2 million of the increase was primarily the result of strong demand for title insurance and related services, fueled by a strong housing market resulting from the low mortgage interest rate environment during 2004, as well as an increase in the average revenue per closed order and an increase in investment income due to improved investment returns and higher investment balances during 2004.

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

The significant components of other income include interest income from invested cash balances and fixed maturity bonds, investment dividends, delivery fee income, revenue from servicing seller-financed mortgages and revenue from flood zone determinations services. Other income increased as a percentage of revenue for the year ended December 31, 2004 to 6.3% from 5.3% compared to the prior year. The increase resulted from the inclusion of $1.9 million of flood determination revenue, a new revenue stream in 2004. Additionally, the upward trend in market interest rates and higher investment balances increased investment income in 2004.

Overall operating expenses have increased $42.3 million, or 18.2% for the year ended December 31, 2004, compared to the prior year, primarily resulting from expansion of our operations via acquisitions. Operating expenses as a percentage of total revenue increased to 91.4% for the year ended December 31, 2004 compared to 89.4% for the prior year.

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

Rent expense increased as a percentage of revenue for the year ended December 31, 2004 to 5.8% from 5.5% for the prior year. The increase in relation to revenue is primarily related to the expansion of branches in Southern California during the year. Our growth in recent years in this market necessitated an increase in office space to accommodate current and anticipated future space requirements. Rent expense overall was higher in 2004 compared to 2003, resulting from additional office locations which were acquired during 2004, as previously discussed.

Interest expense increased to $1.2 million for the year ended December 31, 2004 primarily resulting from additional debt obtained during 2004 to assist with the financing of the Nationwide Appraisal acquisition.

Provision for title insurance and escrow losses decreased as a percentage of revenue for the year ended December 31, 2004 to 2.1% from 3.5% for the prior year. This decrease was primarily due to favorable claim experience in both our traditional title and escrow agency operations and insurance underwriting operation.

Contract service fees is a new classification line item in our financial statements resulting from the acquisition of Nationwide. This line item relates to fees paid to third-party appraisers and abstractors who conduct valuation services and title searches throughout the United States. This expense is variable in relation to the volume of business generated by Nationwide’s operations.

The significant components of other operating expenses include title plant maintenance and access, supplies, utilities, insurance, allowance for bad debt, depreciation, delivery and professional fees. Other operating expenses increased $9.0 million, or 16.8% to $62.5 million for the year ended December 31, 2004 compared to $53.5 million for the prior year. The increase is the result of several costs in this category that vary directly with our volume of business such as title plant and other data purchased from third parties, supplies and delivery expense. Additionally, we experienced an increase in costs related to title plant and other data purchased from third parties, which are typically variable in relation to revenue, but these contractual costs rose in relation to the prior year.

An income tax provision of $10.1 million for the year ended December 31, 2004 provided an effective tax rate of 39.3% for the year ended December 31, 2004. This compares to an effective tax rate of 39.7% for the year ended December 31, 2003.

Liquidity and Capital Resources

We require capital above our ongoing operating needs to expand our geographical base, further implement our market penetration program, recruit and train new personnel and purchase additional property and equipment to implement our expansion program. During the year ended December, 2005, we financed our operating and business development activities primarily through operating cash flows and through the use of cash on hand.

In November 2005, we completed a secondary public offering of 5.0 million shares of common stock at a price of $6.00 per share. The net proceeds from this public offering were $27.8 million and a portion of these were used in January 2006 for the redemption of our outstanding Series A Preferred Stock and the remaining amount will be used in future periods for working capital and general corporate purposes. This net proceeds amount included $0.7 million that we received when the underwriters exercised the warrants they purchased from one of the selling stockholders in the secondary offering transaction. In December 2005, the underwriters notified us of their election to exercise the over-allotment option and purchased an additional 1.0 million shares of common stock at a price of $6.00 per share. The net proceeds from the exercise of the over-allotment option were $5.7 million and will be used for working capital and general corporate purposes.

Subsequent to December 31, 2005, pursuant to an agreement with the holder of 175,162 outstanding shares of our Series A Preferred Stock, we redeemed all such outstanding preferred stock at a price of $100 per share, plus accrued but unpaid dividends for a total redemption amount of $17.6 million.

Our Board of Directors declared a cash dividend of $0.02 per common share to stockholders of record as of December 27, 2005, and paid this dividend totaling $0.6 million in January 2006. We intend to continue paying a comparable quarterly cash dividend on our common stock. However, the payment of dividends depends entirely upon a decision by our Board of Directors and may be discontinued at any time, for any reason. Further, under Delaware corporate law, in the absence of current or retained earnings, we may be prohibited from paying dividends, whether in cash or otherwise.

We have two $3.0 million revolving lines of credit. Outstanding borrowings bear interest at the prime rate (7.25% at December 31, 2005). At December 31, 2005, there were no borrowings under either of these credit facilities. There is a total of $0.9 million committed against the credit lines, one for standby letters of credit pursuant to an office lease and the other for standby letters of credit pursuant to insurance policies.

Net cash flows provided by operating activities were $38.8 million for the year ended December 31, 2005 compared to cash flows provided by operating activities of $22.9 during the same period in the prior year. The increase in cash provided is primarily the result of net income of $21.1 million and a decrease of $4.3 million in accounts receivable. The significant non-operating uses of cash for the year ended December 31, 2005 included the purchase of fixed assets, investment securities and debt service payments.

Our title insurance underwriter, United Capital Title Insurance Company, is subject to regulations that limit its ability to pay dividends or make loans or advances to its parent, principally for the protection of policyholders. Generally, the total amount of dividends and distributions is limited to the greater of 10% of United Capital Title Insurance Company’s surplus, which amount was $21.4 million as of December 31, 2005, or 100% of net income for the year period ended December 31, 2005, provided that the amount does not exceed United Capital Title Insurance Company’s earned surplus. Under these restrictions, United Capital Title Insurance Company could pay, to its parent, dividends of $4.5 million during 2006 without prior regulatory approval. Of our $58.5 million in cash and cash equivalents at December 31, 2005, $2.1 million relates to United Capital Title Insurance Company and would be subject to the aforementioned restrictions. Of our $41.6 million as of December 31, 2005 investment portfolio, consisting of short term investments, fixed maturity bonds and equity securities, $40.7 million relates to United Capital Title Insurance Company and would be subject to the aforementioned restrictions.

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

The following table sets forth unaudited quarterly operating data for the most recent eight quarters. Such data has been prepared substantially on the same basis as our audited financial statements appearing elsewhere herein, and includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the data. However, our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. Future fluctuations may be a result of a variety of factors, including interest rates and general real estate economic conditions, seasonality, the timing of acquisitions, and our ability to control costs in response to declining order volume. Accordingly, we believe that period-to-period comparisons of our historical results may be neither meaningful nor predictive of our future performance. The quarterly data should be read together with the financial statements and accompanying notes appearing elsewhere herein. ($ in thousands, except per share data):

	Three Months Ended
2004	March 31	June 30	September 30	December 31
Total revenue	$53,480	$82,194	$81,468	$83,159
Net income	597	5,506	5,685	3,800
Earnings attributable to common shares	248	5,156	5,332	3,447
Earnings per common share, diluted	0.01	0.23	0.23	0.15

	Three Months Ended
2005	March 31	June 30	September 30	December 31
Total revenue	$84,484	$105,840	$100,171	$89,709
Net income	2,131	7,522	7,399	4,026
Earnings attributable to common shares	1,786	7,172	7,046	3,673
Earnings per common share, diluted	0.07	0.30	0.28	0.14

The following table sets forth our contractual commitments and commercial obligations as of December 31, 2005 ($ in thousands):

	Contractual Commitments and Commercial Obligations Payments due by period
	Less than one year	2007-2008	2009-2010	Thereafter
Debt maturities	$5,258	$7,634	$4,359	$533
Minimum lease commitments	16,552	25,679	11,796	15,893
Title and escrow loss reserve (1)	6,094	5,401	3,157	3,465

Total	$27,904	$38,714	$19,312	$19,891

(1)	As of December 31, 2005, we had title insurance and escrow loss reserves of $18.1 million. The amount and timing of these obligations are estimated and are not set contractually. Nonetheless, based on historical title insurance claim experience, we anticipate the above payment patterns. While we believe that historical loss payments are a reasonable source for projecting future claim payments, there is significant variability inherent in this payment pattern estimate because of the potential impact of several factors that can cause increases in both the amount and timing of estimated title and escrow loss payments including (i) changes in future mortgage interest rates and the corresponding effect on the quantity of real estate and refinancing transactions; (ii) the legal environment and court decisions of title insurance policy language; and (iii) events such as fraud, defalcation and multiple property title defects.

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

At December 31, 2005, the carrying amounts reported in our consolidated balance sheets for cash and cash equivalents, short term investments, fixed maturity bonds and equity securities, accounts receivable, accounts payable and debt approximate fair value. Fair values of fixed maturity bonds may be affected by the credit worthiness of the issuer, prepayment options, relative values of alternative investments, the liquidity of the security and other general market conditions. Our investments in equity securities are based on quoted market prices by third party sources. Market prices are subject to variability and as a result, the amount we may realize from a sale of an equity security investment may ultimately be significantly different than the reported market values at December 31, 2005. Variability in market prices may occur as a result of changes in economic conditions, relative price of similar, alternative investment choices and the market’s perceived change in the value of the security itself.

Our long-term debt is comprised of five term loans, the smallest of which provides for a variable interest rate. Our other indebtedness consists of capitalized leases and an unsecured note payable with repayment terms that include no interest and provides for complete debt forgiveness over the note term if certain conditions are met. Had interest rates increased 100 basis points, interest expense on the variable portion of indebtedness, which has an interest rate ceiling of 6.75%, would have increased approximately $5,000 for the year ended December 31, 2005. Had interest rates decreased 100 basis points, because the variable debt has a provision for an interest rate floor at 4.75%, there would have been a reduction of interest expense of approximately $8,000 for the year ended December 31, 2005. Had interest rates increased or decreased 100 basis points, the most interest expense on outstanding debt would have increased or decreased was approximately $13,000 for the year ended 2004.

Recent Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in Accounting Principles Board Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change and, instead, requires changes in accounting principle to be retrospectively applied. Retrospective application requires the new accounting principle to be applied as if the change occurred at the beginning of the first period presented by modifying periods previously reported, if an estimate of the prior period impact is practicable and estimable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not currently anticipate any changes in accounting principle other than the adoption of SFAS 123R discussed below, which has its own adoption transition provision and is therefore not in the scope of SFAS 154. As a result, we do not believe the adoption of SFAS 154 will have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) Share-Based Payment, (“SFAS 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in Statement No. 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values rather than pro forma footnote disclosure. SFAS 123R is effective in our first quarter of fiscal 2006 and requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to implement by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. We will adopt SFAS 123R using the modified prospective method beginning January 1, 2006. The impact of adopting SFAS 123R on our consolidated results of operations is not currently expected to differ materially from the pro forma disclosures currently required by SFAS 123.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Capital Title Group, Inc.:

We have audited the accompanying consolidated balance sheets of Capital Title Group, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Title Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Capital Title Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 27, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Phoenix, Arizona

March 27, 2006

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	($ in thousands)
ASSETS
Cash and cash equivalents	$58,485	$10,777
Short term investments	3,375	6,250
Fixed maturity bonds, available-for-sale	34,253	21,277
Equity securities, available-for-sale	3,928	4,975

Cash and invested assets	100,041	43,279

Accounts receivable, net	7,793	12,137
Notes and other receivables	4,052	4,083
Property and equipment, net	25,126	23,640
Title plant	7,943	7,939
Goodwill	47,365	46,058
Other intangibles, net	889	1,146
Deposits and other assets	10,666	7,801

Total Assets	$203,875	$146,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses	$30,540	$28,114
Reserve for title insurance and escrow losses	18,117	14,569
Long-term debt	17,784	23,176
Deferred income taxes, net	3,418	1,350
Other liabilities	5,280	3,755

Total Liabilities	75,139	70,964

Redeemable preferred stock, 8% cumulative dividend, redeemable after 2023 for redemption value of $100 per share, $.001 par value, 175,162 shares authorized, issued and outstanding in 2005 and 2004	17,516	17,516

Stockholders’ Equity:
Common stock, $.001 par value, 50,000,000 shares authorized; 29,065,786 and 21,542,042 shares issued and outstanding in 2005 and 2004, respectively	29	22
Undesignated preferred stock, $.001 par value, 9,824,838 shares authorized, none of which has been issued or outstanding	—	—
Additional paid-in capital	59,390	23,079
Retained earnings	51,708	33,941
Accumulated other comprehensive income	93	561

Total Stockholders’ Equity	111,220	57,603

Total Liabilities and Stockholders’ Equity	$203,875	$146,083

The accompanying notes are an integral part

of the consolidated financial statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2005	2004	2003
	($ in thousands, except per share data)
REVENUE:
Title service revenue, net	$202,173	$170,888	$160,745
Escrow and related fees	111,691	92,469	85,080
Appraisal service revenue	29,588	17,885	—
Other income	36,752	19,059	13,985

Total Revenue	380,204	300,301	259,810

EXPENSES:
Personnel costs	204,384	169,556	154,528
Rent	20,926	17,361	14,254
Interest expense	1,049	1,155	815
Provision for title insurance and escrow losses	7,633	6,250	9,214
Contract service fees	30,780	17,753	—
Other operating expenses	78,524	62,548	53,546

Total Expenses	343,296	274,623	232,357

Income before income taxes	36,908	25,678	27,453

Income tax expense	15,830	10,090	10,893

Net income	21,078	15,588	16,560

Dividends on preferred stock	1,401	1,405	1,401

Earnings attributable to common shares	$19,677	$14,183	$15,159

Earnings per common share:
Basic	$0.86	$0.70	$0.84

Diluted	$0.79	$0.64	$0.77

Weighted average shares outstanding:
Basic	22,829,804	20,393,834	18,142,279

Diluted	24,962,802	22,258,012	19,755,104

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2005	2004	2003
	($ in thousands)
Net income	$21,078	$15,588	$16,560
Other comprehensive income:
Unrealized gain (loss) on investments, available-for-sale, net of tax	(468)	25	278

Other comprehensive income:	(468)	25	278

Comprehensive income	$20,610	$15,613	$16,838

The accompanying notes are an integral part

of the consolidated financial statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2002	17,923,968	$18	$12,560	$6,616	$258	$19,452
Exercise of stock options, including associated tax benefit	391,825	—	908	—	—	908
Dividends on preferred stock	—	—	—	(1,401)	—	(1,401)
Dividends on common stock	—	—	—	(366)	—	(366)
Net income	—	—	—	16,560	—	16,560
Change in unrealized gain on investments available-for-sale, net of tax effect of $143	—	—	—	—	278	278

Balance at December 31, 2003	18,315,793	18	13,468	21,409	536	35,431
Issuance of common stock	2,800,000	3	8,668	—	—	8,671
Exercise of stock options and warrants, including associated tax benefit	426,249	1	943	—	—	944
Dividends on preferred stock	—	—	—	(1,405)	—	(1,405)
Dividends on common stock	—	—	—	(1,651)	—	(1,651)
Net income	—	—	—	15,588	—	15,588
Change in unrealized gain on investments available-for-sale, net of tax effect of $13	—	—	—	—	25	25

Balance at December 31, 2004	21,542,042	22	23,079	33,941	561	57,603
Issuance of common stock	6,327,110	6	33,501	—	—	33,507
Exercise of stock options and warrants, including associated tax benefit	1,196,634	1	2,810	—	—	2,811
Dividends on preferred stock	—	—	—	(1,401)	—	(1,401)
Dividends on common stock	—	—	—	(1,910)	—	(1,910)
Net income	—	—	—	21,078	—	21,078
Change in unrealized loss on investments available-for-sale, net of tax effect of $253	—	—	—	—	(468)	(468)

Balance at December 31, 2005	29,065,786	$29	$59,390	$51,708	$93	$111,220

The accompanying notes are an integral part

of the consolidated financial statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,078	$15,588	$16,560
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,432	6,196	4,839
Deferred income taxes	2,712	2,189	(1,092)
Forgiveness of note payable	(600)	—	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,344	(4,057)	1,611
Notes and other receivables	31	(742)	(906)
Deposits and other assets	(2,865)	(620)	(611)
Accounts payable and accrued expenses	1,631	(285)	(818)
Reserve for title insurance and escrow losses	3,548	3,585	4,410
Other liabilities	1,525	1,074	2,364

Net cash flows provided by operating activities	38,836	22,928	26,357

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment and title plant	(8,665)	(10,840)	(5,819)
Purchase of subsidiaries, net of acquired cash	(1,307)	(28,355)	(2,903)
Purchase of investment securities	(18,551)	(28,471)	(18,478)
Sale of investment securities	9,029	21,001	5,271

Net cash flows used in investing activities	(19,494)	(46,665)	(21,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	500	16,500	2,250
Repayment of debt	(5,292)	(8,911)	(5,272)
Proceeds from the issuance of common stock, net	36,318	9,615	682
Payment of preferred dividends	(1,401)	(1,405)	(1,401)
Payment of common dividends	(1,759)	(1,587)	—

Net cash flows provided by (used in) financing activities	28,366	14,212	(3,741)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,708	(9,525)	687

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	10,777	20,302	19,615

CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$58,485	$10,777	$20,302

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

New Century Title Company (“New Century”), a California corporation that commenced operations in July 1998, is an independent title agency that provides escrow and title services to the real estate industry in selected California counties. New Century is licensed to conduct business in San Diego, Orange, Riverside, San Bernardino and Los Angeles Counties. New Century also has operations in northern California, which it obtained by acquisition in November 1998, and expanded through another acquisition in April 2002. New Century’s northern California operation is licensed to conduct business in Sonoma, Sacramento, Contra Costa, Alameda, San Mateo and Santa Clara Counties.

Nations Holding Group (“Nations”), a California corporation, was acquired in September 2002 and includes the following wholly owned subsidiaries:

United Title Company (“United Title”), a California corporation that commenced operations in 1978, is an independent title agency that provides escrow and title services to the real estate industry in California. United Title is licensed in Alameda, Contra Costa, El Dorado, Kern, Los Angeles, Orange, Placer, Riverside, Sacramento, San Bernardino, San Diego, San Francisco, San Mateo, Santa Barbara, Santa Clara and Ventura Counties in California.

First California Title Company (“First California”), a California corporation that commenced operations in 1964 and was acquired by Nations in 1997, is an independent title agency serving the real estate industry with escrow and title services in the northern California Counties of Alameda, Contra Costa and San Francisco.

Land Title of Nevada (“Land Title”) is a Nevada corporation established in 1978. Land Title provides escrow and title services to the real estate industry in Clark County, Nevada, which comprises the metropolitan area of Las Vegas.

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

Use of Estimates:

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates and assumptions based upon historical experience and various other factors and circumstances. Management believes its estimates and assumptions are reasonable in the circumstances; however, actual results may differ from those estimates under different future conditions.

Management believes that the estimates and assumptions that are most important to the portrayal of the Company’s financial condition and results of operations, in that they require management’s most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to impairment of intangible assets and long lived assets, reserves related to title insurance and escrow losses and contingencies and litigation. Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations.

Certain Reclassifications:

Certain reclassifications, including the reclassification of delivery fee income previously netted with expenses to other income, have been made in the 2003 and 2004 consolidated financial statements to conform to the presentation used in 2005.

Cash and Cash Equivalents:

Cash and cash equivalents include all highly liquid investments purchased with an initial maturity of three months or less.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Accounts Receivable:

Accounts receivable are reported net of an allowance for doubtful accounts. The allowance is established based on the Company’s estimate including a review of individual accounts and the Company’s collection history.

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

Revenue Recognition:

Title premiums earned and title and escrow fees are recognized as revenue at the time of closing the related real estate transaction. The Company reports title service revenue net of underwriting fees paid pursuant to agreements the Company has with third party title insurance underwriters. Underwriting fees incurred relating to third party title insurance underwriters for the years ended December 31, 2005, 2004 and 2003 were $2.9 million, $3.7 million and $3.2 million, respectively. Revenue from real estate appraisal services, account servicing and other fees are generally recognized when the service is performed. For flood zone determination services, the Company defers all revenue that relates to services the Company is contractually required to provide in future periods, and then recognize the deferred revenue ratably over the average period of time the Company estimates the related loans will be outstanding.

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

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Goodwill:

Goodwill represents the excess of cost over fair value of identifiable net assets acquired and assumed in a business combination. SFAS 142, Goodwill and Intangible Assets (“SFAS 142”) provides that goodwill and other intangible assets with indefinite useful lives should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. We measure for impairment on an annual basis.

As required by SFAS 142, we completed our annual goodwill impairment tests on our reporting units and have determined fair values were in excess of carrying values. Accordingly, no goodwill impairments have been recorded.

Comprehensive Income:

Comprehensive income consists of net income and net unrealized gains (losses) on investments and is presented in the consolidated statements of stockholders’ equity and comprehensive income.

Impairment of Long-Lived Assets:

The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. As of December 31, 2005, the Company has not identified any events or circumstances that indicate that any long-lived assets are impaired.

Reserve for Title Insurance and Escrow Losses:

The Company’s reserve for title insurance losses from its title insurance underwriter includes known claims as well as a provision of losses expected to be incurred, net of recoveries. Known claims are reserved for, based on a review of the claim amount and estimated costs associated with settling the claim. The Company also reserves for claims arising from the escrow process. Reserves for claims which are incurred, but not reported to the Company, are recorded based on several factors including, but not limited to, historical loss experience, and current industry and legal environments. The occurrence of a significant title or escrow claim in any given period could have a material adverse effect on the Company’s financial condition and results of operations during that period.

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

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock Option Plan:

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, and Interpretation of APB No. 25, issued in March 2000, to account for stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. In December 2004, the FASB issued SFAS 123 (revised 2004) Share-Based Payment, (“SFAS 123R”), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values rather than pro forma footnote disclosure. SFAS 123R is effective in our first quarter of fiscal 2006 and requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to implement by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. We will adopt SFAS 123R using the modified prospective method beginning January 1, 2006. The impact of adopting SFAS 123R on our consolidated results of operations is not currently expected to differ materially from the pro forma disclosures currently required by SFAS 123. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards in each period ($ in thousands, except per share data):

	Years ended December 31,
	2005	2004	2003
Earnings attributable to common shares	$19,677	$14,183	$15,159
Deduct pro forma total stock-based employee compensation determined under a fair-value-based method for all awards, net of tax	(640)	(676)	(544)

Pro forma earnings attributable to common shares	$19,037	$13,507	$14,615

Pro forma earnings attributable to common shares per share - basic	$0.83	$0.66	$0.81

Pro forma earnings attributable to common shares per share - diluted	$0.76	$0.61	$0.74

Pro forma information regarding net income and earnings per share has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.4% for 2005, 3.4% for 2004, 3.0% for 2003; dividend yields of 1.3% for 2005 and 1.5% for 2004 and 1.6% for 2003; volatility factors of the expected market price of the Company’s common stock was 40% for 2005, 40% for 2004 and 48% for 2003; and a weighted-average expected life at the date of grant of options of four years for 2005, 2004 and 2003.

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

Segment Reporting:

The Company’s two reportable segments are Title and Escrow Services and Lender Services. Additional information related to the Company’s segments are included in Note 16.

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

The following table sets forth the computation of basic and diluted EPS ($ in thousands, except per share data):

	Years ended December 31,
	2005	2004	2003
Earnings attributable to common shares	$19,677	$14,183	$15,159
Basic EPS – weighted average shares outstanding	22,829,804	20,393,834	18,142,279

Basic earnings per share	$0.86	$0.70	$0.84

Basic EPS – weighted average shares outstanding	22,829,804	20,393,834	18,142,279
Effect of dilutive securities	2,132,998	1,864,178	1,612,825

Dilutive EPS – weighted average shares outstanding	24,962,802	22,258,012	19,755,104

Diluted earnings per share	$0.79	$0.64	$0.77

Stock options not included in diluted EPS since antidilutive	335,950	37,450	370,100

Fair Value of Financial Instruments:

The Company discloses fair value information about financial instruments where it is practicable to estimate their value. The Company estimates that the carrying value of its financial instruments, consisting of cash and cash equivalents, short term investments, notes receivable, accounts payable and accrued expenses approximate their fair values at December 31, 2005 and 2004 due to the short term nature of these items. Fixed maturity bonds and equity securities are classified as available-for-sale and accordingly, are carried at fair value. The terms of the Company’s long term debt instruments provide for fixed rates of interest with the exception of one term loan which has a variable interest rate tied to a market index. All are comparable to what they could be replaced for in the current market, therefore the carrying value approximates their fair value at December 31, 2005 and 2004.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

New Accounting Pronouncements:

In May 2005, the FASB issued FASB Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in ABP Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change and, instead, requires changes in accounting principle to be retrospectively applied. Retrospective application requires the new accounting principle to be applied as if the change occurred at the beginning of the first period presented by modifying periods previously reported, if an estimate of the prior period impact is practicable and estimable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not currently anticipate any changes in accounting principle other than the adoption of SFAS 123R discussed below, which has its own adoption transition provision and is therefore not in the scope of SFAS 154. As a result, we do not believe the adoption of SFAS 154 will have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004) Share-Based Payment, (“SFAS 123R”), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS 123R supersedes APB opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values rather than pro forma footnote disclosure. SFAS 123R is effective in our first quarter of fiscal 2006 and requires measurement of the cost of share-based payment transactions to employees at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. SFAS 123R allows implementation using a modified version of prospective application, under which compensation expense for the unvested portion of previously granted awards and all new awards will be recognized on or after the date of adoption. SFAS 123R also allows companies to implement by restating previously issued financial statements, basing the amounts on the expense previously calculated and reported in their pro forma footnote disclosures required under SFAS 123. We will adopt SFAS 123R using the modified prospective method beginning January 1, 2006. The impact of adopting SFAS 123R on our consolidated results of operations is not currently expected to differ materially from the pro forma disclosures currently required by SFAS 123.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 requires the recognition of a liability for the fair value of a legally-required conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The adoption of FIN 47 did not have a material impact on our consolidated financial statements.

2. Cash Held as a Fiduciary:

The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from active escrow, trust and account servicing files. The balances in these accounts have not been included in the consolidated financial statements. As of December 31, 2005 and 2004, the accounts contain balances of $980.4 million and $789.7 million, respectively. As a result of holding these deposits in escrow, the Company is involved in ongoing programs for realizing economic benefits during the year through favorable borrowing agreements and vendor arrangements with the various financial institutions where the deposits are held. There were no investments or loans outstanding as of December 31, 2005 and 2004 related to these arrangements.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. Concentration of Risk:

The Company maintains cash and cash equivalents with various financial institutions. Deposits which exceed $100,000 at each institution are not insured by the Federal Deposit Insurance Corporation. Of the $61.9 million in cash and cash equivalents and short-term investments on hand at December 31, 2005, $56.2 million was not insured by the Federal Deposit Insurance Corporation.

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

In July 2004, The Company acquired Determination Processing Services, Inc., which was subsequently renamed Nationwide TotalFlood Services, Inc. (“Nationwide TotalFlood”). Nationwide TotalFlood, based in Los Angeles, California, provides residential and commercial flood determinations on property throughout the United States, and increases the Company’s service capacity for our Lender Services segment. Under the terms of the acquisition the purchase price was $1.7 million and was financed from cash on hand. The operations of Nationwide TotalFlood have been included in the consolidated financial statements of the Company since July 1, 2004, which was the effective date of the transaction.

The purchase price was allocated to the assets purchased and liabilities assumed, based on their respective fair values at the date of acquisition. Included in this allocation of the purchase was approximately $2.0 million of goodwill. The following table summarizes the estimated fair values and the allocation of the purchase price and direct acquisition costs to the assets and liabilities acquired at the date of purchase ($ in thousands):

Assets and (Liabilities) Acquired:
Cash and cash equivalents	$2
Accounts receivable, net	617
Deposits and other assets	47
Property and equipment, net	127
Goodwill	1,994
Accounts payable and accrued expenses	(683)
Other liabilities	(448)

Total	$1,656

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In May 2004, the Company acquired Nationwide Appraisal Services Corporation (“Nationwide”). Under the terms of the acquisition the Company paid $25.0 million in cash at closing, with $3.0 million in deferred cash consideration payable if certain conditions are satisfied after the closing of the transaction. Subsequent to the closing, it was determined that certain conditions relating to $1.0 million of the deferred cash consideration will not be required to be paid, in accordance with provisions of the acquisition agreement. Nationwide provides real estate appraisal services and also issues title insurance policies throughout most large markets in the United States and is the cornerstone of the Company’s Lender Services segment. The purchase price was financed from cash on hand, proceeds from the private placement of common stock and warrants to purchase common stock, and a credit facility from a bank totaling $16.0 million. The credit facility included a loan bearing interest at a fixed rate of 4.75%. The terms of the credit facility required a $6.0 million payment of principal on September 30, 2004. The remaining balance outstanding under the credit facility is being amortized over a five year period with monthly payments of $166,667 plus interest. The operations of Nationwide have been included in the consolidated financial statements of the Company since May 1, 2004, which was the effective date of the transaction.

The purchase price, and direct transaction costs were allocated to the assets purchased and liabilities assumed, based on their respective fair values at the date of acquisition. Included in this allocation of the purchase was $23.6 million of goodwill and three other intangible assets; $1.0 million related to existing customer relationships, which is being amortized over a five-year period, approximately $50,000 for a covenant not to compete agreements with former stockholders of Nationwide, which is amortized over the three-year term of the agreement, and approximately $456,000 was allocated to Nationwide’s backlog of opened orders, which was fully amortized during the second quarter 2004. The following table summarizes the estimated fair values of the allocation of the purchase price and direct acquisition costs to the assets and liabilities acquired at the date of purchase ($ in thousands):

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

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Selected unaudited pro forma combined results of operations for the years ended December 31, 2005 and 2004, assuming acquisitions made in 2004, discussed above, occurred January 1, 2004, were as follows ($ in thousands, except per share data):

	Year Ended December 31,
	2005	2004
Total revenue	$380,204	$335,923
Income before income taxes	36,914	29,707
Net income	21,082	18,032
Earnings attributable to common shares	19,681	16,627

Net income per common share:
Basic	$0.86	$0.78

Diluted	$0.79	$0.72

Weighted average shares outstanding:
Basic	22,829,804	21,245,705
Diluted	24,962,802	22,988,794

5. Investments:

Under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, securities are generally classified as available-for-sale, held-to-maturity, or trading. The Company has classified its entire fixed maturity bonds and equity securities portfolios as available-for-sale. Securities classified as available-for-sale are reported at fair value in the consolidated statements of financial position with the related unrealized holding gains and losses on such available-for-sale securities reported as a separate component of equity after adjustments for related changes in deferred income taxes. The cost, gross unrealized gains and losses and fair value of fixed maturity bonds available-for-sale as of December 31, 2005 and 2004, were as follows ($ in thousands):

December 31, 2005:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. government and government sponsored enterprises	$24,868	$4	$(277)	$24,595
State and political subdivisions	2,825	94	(13)	2,906
Corporate securities	6,771	55	(74)	6,752

	$34,464	$153	$(364)	$34,253

December 31, 2004:	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. government and government sponsored enterprises	$13,349	$10	$(53)	$13,306
State and political subdivisions	2,488	136	—	2,624
Corporate securities	5,222	139	(14)	5,347

	$21,059	$285	$(67)	$21,277

The change in unrealized gains (losses) on fixed maturities for the years ended December 31, 2005, 2004 and 2003 were $(429,000), $(120,000) and $21,000, respectively.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contractual maturities at December 31, 2005, which may differ from expected maturities because certain borrowers have the right to call or prepay obligations with or without prepayment penalties, are as follows ($ in thousands):

Maturity dates	Amortized Cost	Estimated fair value
2006-2010	$31,228	$30,935
2011-2015	1,631	1,629
After 2015	1,605	1,689

	$34,464	$34,253

At December 31, 2005 the Company had fixed maturity bonds with an amortized cost of $17.3 million and fair value of $17.3 million that have provisions, which give borrowers the right to call or prepay their obligations with or without prepayment penalties.

Investment in equity securities at December 31, 2005 and 2004 consisted of investments in the following ($ in thousands):

December 31, 2005:	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Preferred and common stock of banks, trust and insurance companies	$1,088	$151	$(2)	$1,237
Preferred and common stocks of public utilities	147	26	—	173
Preferred and common stock of industrial and miscellaneous companies	2,335	240	(57)	2,518

	$3,570	$417	$(59)	$3,928

December 31, 2004:	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Preferred and common stock of banks, trust and insurance companies	$1,612	$331	$(1)	$1,942
Preferred and common stocks of public utilities	147	21	—	168
Preferred and common stock of industrial and miscellaneous companies	2,597	313	(45)	2,865

	$4,356	$665	$(46)	$4,975

The change in unrealized gains (losses) in equity securities for the years ended December 31, 2005, 2004 and 2003 were $(261,000), $143,000 and $402,000, respectively. Gross realized gains related to fixed maturity bonds, available-for-sale were $25,000, $0 and $27,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Gross proceeds from the sale of fixed maturity bonds, available for sale amounted to $3.2 million, $9.6 million and $4.0 million during the years ended December 31, 2005 2004 and 2003, respectively. Gross realized gains related to equity securities, available-for-sale were $274,000, $289,000 and $279,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Gross realized losses related to equity securities, available-for-sale were $52,000, $89,000 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. Gross proceeds from the sale of equity securities available for sale amounted to $1.5 million, $1.4 million and $1.6 million during the years ended December 31, 2005, 2004 and 2003, respectively.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Gross unrealized losses on investment securities and the fair values of the related securities, aggregated by category and length of time that securities have been in a continuous unrealized loss position at December 31, 2005, were as follows ($ in thousands):

	Less than 12 months		12 months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government and government sponsored enterprises	$15,361	$(137)	$9,173	$(140)	$24,534	$(277)
State and political subdivisions	518	(9)	396	(4)	914	(13)
Corporate securities	2,994	(38)	1,962	(36)	4,956	(74)
Equity securities	523	(37)	110	(22)	633	(59)

Total temporary impaired securities	$19,396	$(221)	$11,641	$(202)	$31,037	$(423)

Unrealized losses relating to U.S. government, state and political subdivision and fixed maturity corporate holdings were primarily caused by interest rate increases. Since the decline in fair value of these investments is attributable to changes in interest rates and not credit quality, and the Company has the intent and ability to hold these securities, the Company does not consider these investments other-than-temporarily impaired. The unrealized losses relating to equity securities were caused by market changes that the Company considers to be temporary. During 2005, 2004 and 2003, the Company incurred no impairment charges relating to investments that it determined to be other than temporarily impaired.

Other income includes net investment income related to the Company’s investment portfolio of approximately $1.3 million, $0.9 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

6. Property and Equipment:

Property and equipment consisted of the following ($ in thousands):

	Useful Lives	Year Ended December 31,
		2005	2004
Land	N/A	$—	$217
Buildings and leasehold improvements	3-40 years	11,868	11,439
Office equipment and software	3-7 years	33,866	27,252
Furniture and fixtures	7 years	9,294	7,658
Vehicles	5 years	67	50

		55,095	46,616
Less: Accumulated depreciation and amortization		(29,969)	(22,976)

		$25,126	$23,640

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. Income Taxes:

The income tax expense consisted of the following ($ in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$11,080	$6,896	$10,941
State	2,038	1,028	1,934
Deferred:
Federal	2,119	1,813	(1,745)
State	593	353	(237)

	$15,830	$10,090	$10,893

At December 31, 2005, the Company had a $2.1 million income tax receivable which was included in deposits and other assets.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets/liabilities as of December 31, 2005 and 2004 were as follows ($ in thousands):

	2005	2004
Deferred tax assets:
Accounts receivable	$333	$533
Reserve for losses	6,051	1,519
Accrued vacation	831	680
Other	167	—

Total deferred tax assets	7,382	2,732

Deferred tax liabilities:
Title plant and other intangibles	(2,364)	(1,724)
Property and equipment	(1,820)	(746)
Unearned premium reserves	(6,304)	(998)
Investments	(52)	(321)
Other	(260)	(293)

Total deferred tax liabilities	(10,800)	(4,082)

Net deferred tax assets/(liabilities)	$(3,418)	$(1,350)

The reconciliation of the provision for income taxes with the expected income taxes based on the statutory federal income tax rate is as follows ($ in thousands):

	Year Ended December 31,
	2005	2004	2003
Expected income tax expense at the federal statutory rate	$12,918	$8,888	$9,607
State income taxes net of federal benefit	1,928	1,020	999
Meals and entertainment	764	384	302
Tax audit settlement charges	166	—	—
Other	54	(202)	(15)

Income tax expense	$15,830	$10,090	$10,893

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company is subject to regular audits by various taxing authorities in the jurisdictions in which the Company conducts operations. In 2005, the Company settled an audit by a taxing authority resulting in an increase to tax expense of $166,000.

8. Summary of Reserve for Title Insurance and Escrow Losses:

The activity within the reserve for title insurance and escrow losses was as follows ($ in thousands):

	Year Ended December 31,
	2005	2004	2003
Beginning balance	$14,569	$10,909	$6,450
Reserves acquired	—	75	49
Provision for claim losses related to:
Current year	7,700	7,290	9,504
Prior year	(67)	(1,040)	(290)

Total provision for claim losses	7,633	6,250	9,214
Claims paid, net of recoveries related to:
Current year	(1,984)	(1,635)	(3,639)
Prior year	(2,101)	(1,030)	(1,165)

Total claims paid, net of recoveries	(4,085)	(2,665)	(4,804)

Ending balance	$18,117	$14,569	$10,909

The favorable adjustments reflected in 2005, 2004 and 2003 were attributable to lower than expected payment levels on previous issue years that included periods of increased resale activity as well as a high proportion of refinance business. As a result, title policies issued in previous years have been replaced by the more recently issued policies, therefore generally terminating much of the loss exposure on the previously issued policies.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. Long Term Debt:

Long term debt components are general obligations of the Company and consisted of the following ($ in thousands):

	Year Ended December 31,
	2005	2004
Seven year term loan with Comerica Bank, with 4.75% fixed-rate interest, with monthly installments of $0.2 million including principal and interest, due June 2008, secured by Company’s assets.	$5,000	$7,000
Five year term loan with Comerica Bank with 4.75% fixed-rate interest, with monthly installments of $0.2 million including principal and interest, due August 2009, secured by Company’s assets.	7,414	9,483
8.32% term loan with GMAC Commercial Mortgage, with monthly installments including principal and interest, due August 2009, secured by a building.	2,939	2,976
Unsecured term loan with former principal of Land Title of Nevada, Inc., due May 2007, at the prime rate with a floor of 4.75% and a ceiling of 6.75%. At December 31, 2005, the interest rate was 6.75%.	513	1,060
Unsecured note payable to Redevelopment Authority of the County of Washington, Pennsylvania. Repayment terms include no interest and provide for forgiveness at a rate of 10% annually over a ten year period, if certain conditions are met.	900	1,000
Unsecured note payable to Citizens Financial Bank, one year term with fixed-rate interest of 5.50%.	—	500
Seven year term equipment loan with the Commonwealth of Pennsylvania with 2.75% fixed rate interest with monthly payments including principal and interest, due September 2012, secured by certain assets of Nationwide Appraisal Services Corporation.	484	—
Capital leases on equipment, secured by equipment.	534	1,157

	$17,784	$23,176

The Company has two $3 million revolving lines of credit, which bear interest on any outstanding balance at the prime rate. As of December 31, 2005, there were no cash draws against either credit line. There is $908,000 committed against one credit line for standby letters of credit required pursuant to an office lease and group insurance policies.

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

The maturities of long-term debt after December 31, 2005 were as follows ($ in thousands):

2006	$5,258
2007	4,347
2008	3,287
2009	4,185
2010	174
Thereafter	533

$17,784

10. Operating Lease Commitments:

The Company leases office equipment and offices at approximately 140 locations. These lease periods range from one month to 84 months with renewal options of up to ten years. In addition, the Company has a 50 year ground lease, through December 2047, for its corporate office with annual payments of approximately $115,000, subject to adjustments based on the consumer price index. For the years ended December 31, 2005, 2004 and 2003 rental expense was $20.9 million, $17.4 million and $14.3 million, respectively.

The Company’s future minimum lease commitments after December 31, 2005 were as follows ($ in thousands):

2006	$16,552
2007	14,826
2008	10,853
2009	7,625
2010	4,171
Thereafter	15,893

$69,920

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

Our title insurance underwriter, United Capital Title Insurance Company, is subject to regulations that limit its ability to pay dividends or make loans or advances to its parent, principally for the protection of policyholders. Generally, the total amount of dividends and distributions is limited to the greater of 10% of United Capital Title Insurance Company’s surplus, which amount was $21.4 million as of December 31, 2005, or 100% of net income for the year period ended December 31, 2005, provided that the amount does not exceed United Capital Title Insurance Company’s earned surplus. Under these restrictions, United Capital Title Insurance Company could pay, to its parent, dividends of $4.5 million during 2006 without prior regulatory approval. Of our $58.5 million in cash and cash equivalents at December 31, 2005, $2.1 million relates to United Capital Title Insurance Company and would be subject to the aforementioned restrictions. Of our $41.6 million as of December 31, 2005 investment portfolio, consisting of short term investments, fixed maturity bonds and equity securities, $40.7 million relates to United Capital Title Insurance Company and would be subject to the aforementioned restrictions.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. Supplemental Cash Flow Information:

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash investing and financing activities ($ in thousands):

	Year Ended December 31,
	2005	2004	2003
Cash paid during the year:
Interest	$1,048	$1,154	$814
Income taxes	16,904	6,015	15,790
Non-cash investing and financing activities:
Cash dividend to common stockholders declared	581	430	366

Our Board of Directors declared a cash dividend during the fourth quarter 2005 of $0.02 per share to stockholders of record as of December 27, 2005, and we paid this dividend totaling $0.6 million on January 10, 2006.

13. Employee Benefit and Personnel Costs:

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

The Company’s matching contributions were approximately $0.9 million, $0.8 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Cafeteria Plan:

The Company maintains an Internal Revenue Code Section 125 Cafeteria Plan as a benefit to its employees. The plan provides for employee and dependent coverage to be paid from before tax compensation. As such, there is no effect on the consolidated financial statements.

Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consisted of $14.4 million of accrued bonus and incentives, $7.8 million of trade accounts payable and $8.4 million of other accrued liabilities as of December 31, 2005. As of December 31, 2004, accounts payable and accrued expenses consisted of $13.3 million of accrued bonus and incentives, $6.5 million of trade accounts payable and $8.3 million of other accrued liabilities.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company’s 1996 Stock Option Plan (“The Plan”) has authorized the grant of common stock options to all the Company’s employees. Currently, 6,400,000 shares of Common Stock are authorized for issuance pursuant to the Plan. As of December 31, 2005, 3,154,275 options are outstanding under the Plan. All options granted have 5-year terms. Fifty percent of each option grant can be exercised after two years from the date granted; the remaining options can be exercised after three years provided the optionee remains employed with the Company at such vesting date. Options granted under the Plan are not transferable and the per share exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of grant.

The Company’s Non-Employee Directors Stock Option Plan (“Directors Plan”) has authorized the grant of options to non-employee members of the Board of Directors and advisory boards. Currently, 750,000 shares of Common Stock are authorized for issuance pursuant to the Directors Plan. As of December 31, 2005, 270,000 options are outstanding under the Directors Plan. All options granted have 5-year terms. Fifty percent of each option grant can be exercised after two years from the date granted; the remaining shares can be exercised after three years provided the optionee remains an eligible director at such vesting date. Upon election to the Board of Directors each board member is granted the option to purchase 15,000 shares of common stock. In addition to the foregoing option grants, each year every non-employee director automatically receives an option to acquire 10,000 shares of the Company’s common stock on the third business day following the date the Company publicly announces its annual financial results, provided that such director has attended at least 75% of the meetings of the Board of Directors and the Board Committees of which such non-employee director is a member in the preceding fiscal year.

A summary of the Company’s stock option activity pursuant to its stock option plans, and related information for the years ended December 31 is as follows:

	2005		2004		2003
	Options	Weighted Average Price	Options	Weighted Average Price	Options	Weighted Average Price
Outstanding-Beginning of year	3,964,526	$2.85	3,720,125	$2.42	3,783,000	$2.09
Granted	992,900	6.15	1,068,600	4.43	844,650	3.46
Exercised	(1,180,634)	2.05	(345,849)	2.15	(391,825)	1.64
Forfeited	(352,517)	3.58	(478,350)	3.19	(515,700)	2.30

Outstanding-End of year	3,424,275	4.00	3,964,526	2.85	3,720,125	2.42

Exercisable at end of year	1,648,525	2.66	2,017,576	2.16	1,023,825	2.02

Weighted average fair value of options granted during the year	$2.20		$1.44		$1.59

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock options outstanding at December 31, 2005 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise price	Options	Weighted Average Remaining Contractual life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$1.00-$2.00	200,300	0.9	$1.66	200,300	$1.66
$2.03-$3.00	1,145,000	1.1	2.42	1,112,400	2.40
$3.05-$5.25	1,161,925	3.1	4.24	335,825	4.08
$5.30-$7.35	917,050	4.7	6.18	—	—

	3,424,275	2.7	$4.00	1,648,525	$2.66

Warrants to purchase up to 889,252 shares of common stock at an exercise price of $4.00 per share were issued to investors and placement agents as part of a private placement of 2.8 million shares of common stock in April 2004. At December 31, 2005 and 2004, 809,852 and 825,852 warrants, respectively, were outstanding and exercisable.

15. Allowance for Uncollectible Accounts Receivable:

Changes in the allowance for uncollectible accounts receivable for the three years ended December 31, 2005, 2004 and 2003 are as follows ($ in thousands):

Balance as of December 31, 2002	$486
Provision charged to operations	1,679
Write-offs, net of recoveries	(1,395)

Balance as of December 31, 2003	770
Provision charged to operations	304
Balance resulting from acquisition	192
Write-offs, net of recoveries	(281)

Balance as of December 31, 2004	985
Provision charged to operations	49
Write-offs, net of recoveries	(217)

Balance as of December 31, 2005	$817

16. Segment Information:

The Company’s two reportable segments are Title and Escrow Services and Lender Services. Reportable segments are determined based on the organizational structure, types of products and services and market differentiation. The acquisition of Nationwide in 2004 precipitated the establishment of the Lender Services segment based upon these factors, therefore, segment information is not presented for 2003. In our Lender Services segment, revenue from two financial institution customers combined represented 52% and 50% of segment revenue for the years ended December 31, 2005 and 2004, respectively. Summarized financial information concerning the Company’s reportable segments is presented as follows ($ in thousands):

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Title and Escrow Services	Lender Services	Total
For the year ended December 31, 2005:
Revenue	$313,802	$66,402	$380,204
Depreciation and amortization	5,957	1,475	7,432
Interest expense	1,007	42	1,049
Income before income taxes	35,052	1,856	36,908
Income tax expense	15,034	796	15,830
Capital expenditures	5,646	3,019	8,665
As of December 31, 2005:
Assets	157,621	46,254	203,875
Goodwill	20,228	27,137	47,365
Other intangibles	80	809	889

	Title and Escrow Services	Lender Services	Total
For the year ended December 31, 2004:
Revenue	$262,029	$38,272	$300,301
Depreciation and amortization	5,194	1,002	6,196
Interest expense	1,110	45	1,155
Income before income taxes	23,658	2,020	25,678
Income tax expense	9,304	786	10,090
Capital expenditures	7,350	3,490	10,840
As of December 31, 2004:
Assets	103,307	42,776	146,083
Goodwill	20,121	25,937	46,058
Other intangibles	123	1,023	1,146

Title and Escrow Services Segment

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

Lender Services Segment

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

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. Selected Quarterly Financial Data:

The following table sets forth unaudited selected quarterly financial data for each quarter of the years ended December 31, 2005 and 2004 ($ in thousands, except per share data):

	March 31	June 30	September 30	December 31	Total
2005
Total revenue	$84,484	$105,840	$100,171	$89,709	$380,204
Net income	2,131	7,522	7,399	4,026	21,078
Earnings attributable to common shares	1,786	7,172	7,046	3,673	19,677
Earnings per common share, diluted	0.07	0.30	0.28	0.14	0.79

2004
Total revenue	$53,480	$82,194	$81,468	$83,159	$300,301
Net income	597	5,506	5,685	3,800	15,588
Earnings attributable to common shares	248	5,156	5,332	3,447	14,183
Earnings per common share, diluted	0.01	0.23	0.23	0.15	0.64

18. Subsequent Event

In January 2006, pursuant to an agreement with the holder of 175,162 outstanding shares of our Series A Preferred Stock, we redeemed all such outstanding preferred stock at a price of $100 per share, plus accrued but unpaid dividends for a total redemption amount of $17.6 million.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

No change in the Company’s internal controls related to financial reporting occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, these internal controls over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). The Company’s internal controls over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that the Company’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms and actions taken to correct deficiencies as they are identified. Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Management has assessed the effectiveness of the Company’s internal control system as of December 31, 2005 based on the criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that, as of December 31, 2005, the Company’s system of internal control over financial reporting is effective based on the specified criteria.

The Company’s independent registered public accounting firm, KPMG LLP, has audited the effectiveness of the Company’s internal controls over financial reporting and management’s assessment of the effectiveness of such controls as of December 31, 2005, as stated in its audit report which is included herein.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Capital Title Group, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Capital Title Group, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Capital Title Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Capital Title Group, Inc., maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Capital Title Group, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Capital Title Group, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 27, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Phoenix, Arizona

March 27, 2006

Item 9B. Other Information

Not applicable.

Part III

Item 10. Directors, Executive Officers of the Registrant

INFORMATION CONCERNING DIRECTORS AND CORPORATE OFFICERS

The names, ages, and certain information concerning our current directors and executive officers are set forth below.

NAME	AGE	POSITION
Donald R. Head	67	President; Chief Executive Officer and Chairman of the Board
Mark C. Walker	45	Executive Vice President; Chief Operating Officer; Chief Financial Officer; Secretary and Treasurer
David C. Dewar(1) (3)	43	Director
Terry S. Jacobs(1) (2) (3)	63	Director
Theo F. Lamb(2) (3)	63	Director
Robert B. Liverant(1) (3)	76	Director
Stephen A McConnell(1) (3)	53	Director
Ben T. Morris(2) (3)	60	Director

(1)	Member of our audit committee
(2)	Member of our compensation committee
(3)	Member of our corporate governance and nominating committee

Donald R. Head is a co-founder of our Company and has served as Chairman of the Board since our inception in 1981. Mr. Head is also our President and Chief Executive Officer. He graduated from Arizona State University with a BA in Business and holds a law degree from the University of Arizona.

Mark C. Walker has served as our Executive Vice President and Chief Operating Officer since July 2005 and our Vice President and Chief Financial Officer since April 1998. From February 1993 until March 1998, Mr. Walker served as Vice President and Chief Financial Officer of Main Street and Main Incorporated, a publicly traded company. From July 1988 to February 1993, Mr. Walker served as the Controller of the OEM Division of Executone Information Systems, Inc. He is a graduate of the University of Northern Iowa and is a Certified Public Accountant.

David C. Dewar has served on our board of directors since August 1997. Since January 2002, Mr. Dewar has served as a principal of Trillium Residential, LLC, a Phoenix based developer, builder, owner and manager of institutional quality apartment communities in California and Arizona, as well as Avenue Communities, a builder and developer of in-fill, high density, and high rise condominiums in California and Arizona. From June 1989 until January 2004, Mr. Dewar served as a principal of Magellan Properties Limited Partnership, a developer of land, apartments, condominiums and office buildings. He holds a Bachelor of Technology Degree in Architectural Science and a Certificate of Economics from Ryerson Polytechnical University in Toronto.

Terry S. Jacobs has served on our board of directors since April 2002. Mr. Jacobs has served as President and CEO of JFP Group, LLC, a real estate management and development company since September 2005. From its founding in September 1996 until September 2005, Mr. Jacobs served as Chairman of the Board and Chief Executive Officer of Regent Communications, Inc. (II). Regent Communications owns and operates 75 radio stations in 15 markets. Mr. Jacobs currently serves as Vice Chairman of the board of directors of Regent Communications, Inc. and as

Mr. Jacobs is a member of the board of directors of American Financial Group, Inc. and Global Entertainment Corp., both of which are public companies. He holds a BBA and Masters of Actuarial Science from Georgia State University.

Theo F. Lamb is a co-founder of our Company and has served on our board of directors since our inception in 1981. Mr. Lamb has owned and operated Lamb Chevrolet, Inc. in Prescott, Arizona, a retail car dealership for Cadillac, Oldsmobile, Chevrolet, Subaru and Nissan automobiles since 1967. Mr. Lamb is a graduate of Southern Methodist University holding a BS degree in Business.

Robert B. Liverant has served on our board of directors since May 1996. Mr. Liverant has been a retired Chartered Accountant for more than five years. Prior to retirement, he was a Senior Partner in the firm of Liverant Yip and Co. in British Columbia for 20 years, specializing in audits of public companies. Mr. Liverant holds a BA degree from the University of British Columbia.

Stephen A McConnell has served on our board of directors since September 1996. Since 1991, Mr. McConnell has served as the President of Solano Ventures, an investment fund devoted to small and mid-sized companies. Mr. McConnell currently serves on the boards of Mobile Mini, Inc. and Miracor Diagnostics, Inc. Mr. McConnell served as Chairman of G-L Industries, LLC, a Salt Lake City-based manufacturer of wood glue-lam beans used in the construction industry from 1998 to 2004. Mr. McConnell holds a BA from Harvard College and an MBA from Harvard Business School.

Ben T. Morris has served as our director since May 1998. Mr. Morris has served as Chief Executive Officer and a director of Sanders Morris Harris Group, a financial services firm he co-founded in 1987. Sanders Morris Harris is a market maker for our common stock and has provided investment banking related services to us in the past. Mr. Morris also serves as a director of American Equity Investment Life Insurance Company and Tyler Technologies, Inc. Mr. Morris has a BBA from the University of North Texas and is a Certified Public Accountant.

There are no family relationships among any of our executive officers and directors.

Meetings of the Board of Directors. During the year ended December 31, 2005, our Board of Directors met on seven occasions. Each of the Directors attended 75% or more of the meetings of the Board of Directors and of the meetings held by such committees of the Board on which he served. We do not have a formal policy regarding attendance by members of the Board of Directors at our annual meeting of stockholders, but strongly encourage directors to attend. All members of our Board of Directors attended the 2005 Annual Meeting of Stockholders.

Our bylaws authorize the Board of Directors to appoint among its members one or more committees composed of one or more directors. The Board of Directors has appointed the following committees: an Audit Committee, a Compensation Committee and a Corporate Governance and Nominating Committee.

Term of the Board of Directors. The Board of Directors currently consists of five members and is divided into three classes, with the terms of three directors (“Class 2 Director”) expiring at the 2006 Annual Meeting, the terms of two directors (“Class 1 Directors”) expiring at the 2007 annual meeting of stockholders and the terms of the remaining two directors (“Class 2 Directors”) expiring at the 2008 annual meeting of stockholders. Each class of directors up for election each year will be elected for a three-year term. Accordingly, the terms of one class of directors, or approximately one-third of the Company’s directors, expires each year.

Audit Committee. The Audit Committee, which was established as a standing committee in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, consists of David C. Dewar, Robert B. Liverant, Terry S. Jacobs and Stephen A McConnell. The Audit Committee, which has adopted a formal written charter, makes recommendations to the Board concerning the selection of outside auditors, reviews our financial statements and considers such other matters in relation to the internal controls and external audit of our financial affairs as may be necessary or appropriate in order to facilitate accurate and timely financial reporting. The Audit Committee is composed of outside directors who are not officers or employees of the Company or its subsidiaries. In the opinion of the Board, and as “independent” is defined under current standards of the National Association of Securities Dealers, these directors are independent of management and free of any relationship that would interfere with their exercise of independent judgment as members of this committee. The Board has determined that Terry S. Jacobs, Robert B. Liverant, Stephen A McConnell are “audit committee financial experts,” as that term is defined in the rules and regulations promulgated by the Securities and Exchange Commission. The Board has further determined that each of the members of the Audit Committee is financially literate and that, at least one member of the Committee has accounting or related financial management expertise, as such terms are interpreted by the Board in its business judgment. The Audit Committee held six meetings in 2005.

Compensation Committee. The Compensation Committee, which was formed on April 8, 1997, reviews all aspects of compensation of our executive officers and makes recommendations on such matters to the full Board of Directors. The Compensation Committee is comprised of Terry S. Jacobs, Theo F. Lamb and Ben T. Morris, all of whom are “independent” as defined under the current listing standards of the National Association of Securities Dealers. The Compensation Committee held one meeting during 2005.

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee, which was formed on February 19, 2004, develops and recommends to the full Board of Directors, a set of corporate governance principles and makes recommendations for Board director nominees based upon established criteria. The Corporate Governance and Nominating Committee has adopted a charter and corporate guidelines with respect to its governance and a copy of such charter is available on our website at www.capitaltitlegroup.com. The Corporate Governance and Nominating Committee is comprised of David C. Dewar, Terry S. Jacobs, Theo F. Lamb, Robert B. Liverant, Stephen A McConnell and Ben T. Morris, all of whom are “independent” as defined under the current listing standards of the National Association of Securities Dealers. The Corporate Governance and Nominating Committee held no meetings during 2005.

All current committee members are expected to be nominated for re-election at a Board meeting to be held following the Annual Meeting of Stockholders.

Compensation of Directors. Directors who are our employees do not receive additional compensation for serving as directors. Effective January 1, 2006, non-employee directors receive an annual retainer of $20,000 per year. Committee chair people receive an additional retainer as follows: Audit Committee chairperson, $5,000 annually, Compensation Committee chairperson, $2,500 annually, and the Corporate Governance and Nominating Committee chairperson $2,500 annually. Non-employee directors also receive $1,250 for each board meeting attended. Audit Committee members receive $1,000 for each meeting attended. The Compensation and Corporate Governance and Nominating Committee chairpersons each receive $750 for each Committee meeting attended, and each other member receives $500 for each Compensation and/or Corporate Governance and Nominating Committee meeting attended. In addition, non-employee directors are entitled to receive regular stock option grants under our Directors Plan and to receive reimbursement for reasonable expenses incurred in attending board meetings.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Executive officers, directors and greater than 10% stockholders are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on its review of the reports furnished to us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than ten percent beneficial owners were complied with during the fiscal year ended December 31, 2005.

CODE OF ETHICS

We have adopted a Statement of Business Practices which applies to all employees, officers and directors. This statement is available on our website at www.capitaltitlegroup.com.

Item 11. Executive Compensation

The following table sets forth certain information with respect to the compensation we paid for services rendered during the fiscal years ended December 31, 2005, 2004 and 2003, with respect to our Chief Executive Officer and each other executive officer who received cash compensation in excess of $100,000.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Restricted Stock Award(s)	Securities Underlying Option(s)	LTIP Payouts	All Other Compensation(1)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation
Donald R. Head, Chairman of the Board, President and Chief Executive Officer	2005 2004 2003	$300,000 270,000 270,000	$600,000 540,000 540,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$10,600 10,600 10,600
Mark C. Walker, Executive Vice President, COO, CFO, Treasurer and Secretary	2005 2004 2003	$250,000 204,167 175,000	$190,000 180,000 185,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$7,000 7,000 7,000

(1)	Represents an automobile car allowance and our contribution to the 401(k) plan.

OPTION GRANTS IN LAST FISCAL YEAR

We did not grant stock options to any of the named executive officers during fiscal 2005.

The following table sets forth certain information concerning each exercise of stock options during the year ended December 31, 2005 by the Named Executive Officers and the aggregated fiscal year-end value of the unexercised options of such Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

OPTION VALUE AS OF DECEMBER 31, 2005

Name	Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)	Number of Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Donald R. Head	-0-	$-0-	250,000	-0-	$760,000	$-0-
Mark C. Walker	-0-	-0-	150,000	-0-	457,000	-0-

Calculated based on $5.53 per share, which was the closing price of our common stock as reported on The Nasdaq SmallCap Market on December 31, 2005, multiplied by the number of applicable shares in-the-money less the total exercise price.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

Compensation Philosophy

Decisions on compensation of our executive officers are made by the Compensation Committee of the Board of Directors. The Compensation Committee, which is responsible for setting and administering the policies that govern both annual compensation and stock ownership programs, held one meeting during 2005. In general, the compensation policies and practices are based upon the following subjective principles:

•	Compensation programs should reflect and promote our goals and reward individuals for contributions to our success in achieving its goals.

•	Compensation should be related to the value created for our stockholders.

•	Compensation programs should integrate both our long- and short-term strategies.

•	Compensation programs should provide incentive for excellence in individual performance and promote teamwork among our management.

•	Compensation programs should be designed to attract and retain executives critical to our success.

•	Stock ownership by management and stock-based compensation plans are beneficial in aligning management’s and the stockholders’ interest in the enhancement of stockholder value.

Total compensation for each member of senior management is set at levels which the Compensation Committee believes are competitive in relation to companies of similar type and size; however, no independent investigation of such levels has been conducted by the Compensation Committee. The components of executive compensation include base salary and equity participation in the form of options to purchase our common stock and a bonus program. Due to the level of compensation received by our executive officers, the Compensation Committee has not yet deemed it necessary to adopt a policy regarding the one million dollar cap on deductibility of certain executive compensation under Section 162(m) of the Internal Revenue Code.

Base Salary

The Compensation Committee establishes base salaries for our executive officers at levels considered appropriate in light of the duties and scope of responsibilities of each officer’s position. In this regard, the Compensation Committee considers the compensation practices and corporate financial performance of similarly situated companies. In evaluating base salary levels, the Compensation Committee takes into account a number of factors, including (but not limited to) management’s efforts to improve levels of sales and profitability and to expand our markets. The Compensation Committee also takes into account management’s consistent commitment to our long-term success through the development of new operations and through implementing strategic business acquisition opportunities.

Based upon its evaluation of these factors, the Compensation Committee believes that senior management is dedicated to achieving long-term financial improvements and that the compensation policies, plans and programs administered by the Compensation Committee contribute to management’s commitment. The Compensation Committee attempts to assimilate all of the foregoing factors when it renders its compensation decisions; however, the Compensation Committee recognizes that its decisions are primarily subjective in nature due to the subjective nature of the criteria. The Compensation Committee does not assign any specified weight to the criteria it considers.

Base salary recommendations are fixed at levels which the Compensation Committee believes is paid to management with comparable qualifications, experience and responsibilities at other corporations of similar size engaged in businesses similar to us.

Stock Options

The Compensation Committee administers our 1996 Plan and has authorized a committee comprised of Donald R. Head and Mark C. Walker to determine those employees of the Company who are eligible to participate in the 1996 Plan. The exercise price of options granted under the 1996 Plan is never less than the fair market value of our Common Stock on the day of grant. The number of options granted under the 1996 Plan is based upon the relative scope of accountability and the anticipated performance requirements and contributions of each participating employee, as well as each participating employee’s current equity participation. During the fiscal year ended December 31, 2005, options to purchase up to 942,900 shares of Common Stock pursuant to the 1996 Plan were granted to our employees.

Bonus Compensation

Certain officers have employment agreements with us that provide for the payment of bonus compensation in amounts determined based on our profitability. We also make discretionary bonus payments to officers and employees. Determinations of the Compensation Committee with regard to the award of discretionary bonus compensation are generally based upon the evaluation of the same factors described above under “Base Salary” and other subjective criteria.

Chief Executive Officer

Mr. Head has served as our Chairman of the Board and Chief Executive Officer since its inception. As Chief Executive Officer, Mr. Head receives a base salary and is eligible to receive stock options under the 1996 Plan and is eligible to receive bonus compensation pursuant to a formula set forth in the Head Agreement described above. The Compensation Committee’s evaluation process with respect to the Chief Executive Officer’s compensation is comprised of the same components that are utilized by the Board in evaluating the compensation of other members of senior management.

Submitted by the Capital Title Group, Inc.
Compensation Committee of the Board of Directors

Theo F. Lamb, Chairman
Terry S. Jacobs
Ben T. Morris

STOCK PRICE PERFORMANCE

Set forth below is a line graph comparing the cumulative total return of our Common Stock with the cumulative total return of the Nasdaq Stock Market Index (U.S.) and a peer group of companies engaged in the title insurance industry (SIC codes 6360 - 6369) for the period from December 31, 2000 through December 31, 2005 (including the reinvestment of dividends, if any). The following graph assumes a $100 investment on December 31, 2000. Price data for our Common Stock is based on the closing bid price for the relevant measurement dates as reported by the Nasdaq National Market.

	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05
Capital Title Group, Inc.	$100	$254	$270	$458	$618	$610
Peer Group: SIC Codes 6360 – 6369 (Title Insurance)	$100	$70	$95	$142	$178	$217
Nasdaq Stock Market – U.S. Companies	$100	$79	$55	$82	$89	$91

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth, as of March 20, 2006, the beneficial ownership of shares of Common Stock of the Company by (i) each person known by us to beneficially own more than 5% of the Company’s Common Stock, (ii) each Director, (iii) each Named Executive Officer and (iv) all our Directors and executive officers as a group. This information was determined in accordance with Rule 13(d)-3 under the Securities and Exchange Act of 1934, as amended, and is based upon the information furnished to us by the persons listed below. Except as otherwise indicated, each stockholder listed possesses sole voting and investment power with respect to the shares indicated as being beneficially owned.

Name and Address (1)	Number of Shares Beneficially Held		Percent of Ownership (2)
Directors and Executive Officers
Donald R. Head	1,482,880	(3)	5.0%
Mark C. Walker	258,000	(4)	0.9%
David C. Dewar	80,000	(5)	0.3%
Terry S. Jacobs	30,000	(6)	0.1%
Theo F. Lamb	1,556,723	(5)	5.3%
Robert B. Liverant	190,000	(5)	0.6%
Stephen A McConnell	172,037		0.6%
Ben T. Morris	117,037	(5)	0.4%
All directors and executive officers as a group (8 persons)	3,886,677		13.0%
Non-management 5% Stockholders
Wellington Management Company, LLP (7)	3,566,500		12.1%

(1)	The persons named in the table have sole voting and dispositive power with respect to all shares of our common stock beneficially owned by them, subject to the information contained in the notes to the table and to community property laws, where applicable. Except as otherwise indicated, the mailing address of each beneficial owner is c/o Capital Title Group, Inc., 14648 North Scottsdale Road, Suite 125, Scottsdale, Arizona 85254.
(2)	The total number of shares of common stock outstanding used in calculating the percentage owned by each person includes the shares of common stock issuable upon the exercise of options held by that person that are exercisable within 60 days of December 31, 2005.
(3)	Represents (a) 80,739 shares held by Mr. Head or his spouse; (b) 1,147,245 shares held by the Head Revocable Trust Dated April 1, 1975, of which Mr. Head and his spouse serve as trustees; and (c) 4,896 shares held by Mr. Head’s grandson, for which Mr. Head serves as custodian. This amount also includes options to purchase 250,000 shares of common stock.
(4)	Includes options to purchase 150,000 shares of our common stock.
(5)	Includes options to purchase 20,000 shares of our common stock.
(6)	Includes options to purchase 5,000 shares of our common stock.
(7)	The mailing address for Wellington Management Company, LLP is 75 State Street, Boston, MA 02109.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2005

Following is a summary of securities covered by outstanding options, warrants and rights to acquire securities, as well as securities issuable through future awards under equity compensation plans without giving effect to the proposed increase to the shares available for issuance under the option plans described herein.

Equity compensation plans approved by security holders include our two stock option plans discussed below. The equity compensation plans not approved by security holders include warrants to purchase up to 889,252 shares of common stock at an exercise price of $4.00 per share issued to investors and placement agents as part of a private placement of 2.8 million shares of common stock in April 2004. Through December 31, 2005, 79,400 warrants were exercised by warrant holders.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) )
Equity compensation plans approved by security holders	3,424,275	$ 4.00
Equity compensation plans not approved by security holders	809,852	$ 4.00	N/A
Total

Stock Option Plans

1996 Stock Option Plan

Our 1996 Stock Option Plan currently authorizes our board of directors to grant options to our employees to purchase up to an aggregate of 6,400,000 shares of common stock. Our officers and other employees who, in the opinion of the board of directors, are responsible for the continued growth and development and the financial success of our Company are eligible to be granted options under the 1996 Stock Option Plan. The 1996 Stock Option Plan provides our board of directors, or a committee of the Board comprised of at least two independent directors, with the discretion to determine when options granted thereunder will become exercisable. Options may be non-qualified options, incentive stock options, or any combination of the foregoing. In general, options granted under the 1996 Stock Option Plan are not transferable and expire five years after the date of grant; however, the board of directors may determine that the term of an option should be other than five years. In such event, (a) the term of any incentive stock option may not exceed ten years from the date of grant, (b) the term of each option that is not an incentive stock option may not exceed 11 years from the date of grant, and (c) the term of any incentive stock option granted to a 10% stockholder may not exceed five years from the date of grant. The Board will determine the vesting schedule with respect to each option granted under the 1996 Stock Option Plan, however, absent a specific determination at the date of grant, 50% of such options will vest and become exercisable upon the two-year anniversary of the date of grant and 50% of such options will vest and become exercisable upon the three-year anniversary of the date of grant. The Board will determine the per share exercise price of each option granted, however, in no event will the exercise price be less than (a) 100% of the fair market value of our common stock on the date of grant in the case of an incentive stock option (or 110% of the fair market value if such incentive stock option is granted to an employee who is a 10% stockholder); or (b) 85% of the fair market value of our common stock on the date of grant in the case of a non-qualified stock option. No option may be granted under the 1996 Stock Option Plan after May 23, 2006.

No option granted under the 1996 Stock Option Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by the optionee.

Our board of directors is authorized to adjust proportionately the number of shares of common stock subject to the 1996 Stock Option Plan, including outstanding options to purchase shares of common stock and the exercise prices per share of such options, for any increase or decrease in the number of issued shares of common stock upon the happening of certain events, including a stock split, reverse stock split, stock dividend, combination, or reclassification of the common stock.

In the event of the proposed sale of all or substantially all of the assets of our Company, or the merger of our Company with or into another corporation, each option will be assumed or an equivalent option will be substituted by such acquiring company unless our board of directors determines in lieu of such assumption or substitution, that the option holder will have the right to exercise the option as to all of the shares subject to such options, including shares as to which the option would not otherwise be exercisable.

As of December 31, 2005, we had outstanding options to purchase 3,154,275 shares of common stock under the 1996 Stock Option Plan, with an average exercise price of $4.04 per share. As of December 31, 2005, options to acquire 2,984,258 shares of common stock had been exercised leaving 261,467 shares available for issuance under the 1996 Stock Option Plan.

Non-Employee Directors Stock Option Plan

We also have a Non-Employee Directors Stock Option Plan, under which only non-employee directors are eligible to receive options. The purpose of the plan is to attract and retain the best available individuals to serve as non-employee members of our board of directors, and to reward those directors for their contributions to the profitable growth of our company. Options to purchase up to 750,000 shares are authorized for issuance under the Non-Employees Directors Stock Option Plan. As of December 31, 2005, we had outstanding options to purchase 270,000 shares of common stock under the Non-Employee Directors Stock Option Plan, with an average exercise price of $3.51 per share. As of December 31, 2005, options to acquire 285,000 shares of common stock had been exercised, leaving 195,000 shares available for the issuance of options under the Non-Employee Directors Stock Option Plan. All options granted under the Non-Employee Directors Stock Option Plan will be non-qualified options and will be exercisable during the five-year period immediately following the date of grant. In all cases, 50% of such options will vest and become exercisable upon the two-year anniversary of the date of grant, and 50% of such options will vest and become exercisable upon the three-year anniversary of the date of grant.

Each non-employee director who joins our board of directors receives an initial grant of options to acquire 15,000 shares of common stock. In addition to the foregoing option grants, each year, every non-employee director automatically receives options to acquire 10,000 shares of common stock on the third business day following the date we publicly announce our annual financial results; provided that such director has attended at least 75% of the meetings of the board of directors and of the board committees of which such director is a member in the preceding fiscal year. The exercise price of all options granted under the Non-Employee Directors Stock Option Plan will be equal to the fair market value of our common stock on the date of grant.

No option granted under the Non-Employee Directors Stock Option Plan is transferable by the optionee other than by will or the laws of descent and distribution, and each option is exercisable during the lifetime of the optionee only by the optionee. Our board of directors is authorized to adjust proportionately the number of shares of common stock subject to the Non-Employee Directors Stock Option Plan, including outstanding options to purchase shares of common stock and the exercise prices per share of such options, for any increase or decrease in the number of issued shares of common stock upon the happening of certain events, including a stock split, reverse stock split, stock dividend, combination, or reclassification of our common stock.

In the event of the proposed sale of all or substantially all of the assets of our Company, or the merger of our Company with or into another corporation, each option will be assumed or an equivalent option will be substituted by such acquiring company unless our board of directors determines in lieu of such assumption or substitution, that the option holder will have the right to exercise the option as to all of the shares subject to such options, including shares as to which the option would not otherwise be exercisable.

Item 13. Certain Relationships and Related Transactions

Family Relationships

Dale Head, our General Manager Legal/Human Resources Department, is the brother of Donald R. Head, our Chief Executive Officer. We paid Dale Head a base salary of $120,000 and a bonus of $40,000 during fiscal 2003, a base salary of $160,000 and a bonus of $40,000 during fiscal 2004 and a base salary of $172,500 and a bonus of $70,000 during fiscal 2005.

Item 14. Principal Accountant Fees and Services

The Audit Committee reviews and approves audit and permissible non-audit services performed by KPMG LLP, as well as the fees charged by KPMG LLP for such services. In its review of non-audit service fees and its appointment of KPMG LLP as our independent accountants, the Audit Committee considered whether the provision of such services is compatible with maintaining KPMG LLP’s independence.

Audit Fees

The aggregate fees billed for professional services rendered by KPMG LLP for the audit of our annual financial statements and limited reviews of our interim financial information for 2004 and 2005 totaled $338,985 for 2004 and $1,675,600 for 2005. The increase in audit fees in 2005 related in part to professional fees incurred in connection with our achieving the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and additional operations that were acquired.

Audit-Related Fees

There were no billings for professional services rendered by KPMG LLP for audit-related fees in 2004 and 2005.

Tax Fees

The aggregate fees billed for professional services rendered by KPMG LLP for tax consultation and tax compliance issues totaled $123,100 in 2004 and $126,600 in 2005.

All Other Fees

KPMG LLP performed no other services for the Company in 2004 and 2005 other than the services described above under the captions “Audit Fees,” “Audit-Related Fees” and “Tax Fees.”

The policy of the Audit Committee is to pre-approve all audit services and permitted non-audit services (including the fees and terms thereof) to be performed by our independent accountants, subject to the de minimus exceptions for non-audit services prescribed in federal securities laws and regulations. Since 2002, all audit fees, audit related fees and tax fees have been pre-approved by the Audit Committee.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. & 2. Financial Statements and Financial Statement Schedules

The Financial Statements filed as part of this report are listed in Item 8 of Part II of this report.

3.	Index to Exhibits

EXHIBIT NO.	DESCRIPTION
2	Share Exchange Agreement between Capital Title Agency, Inc. and Norvex, Inc., dated May 23, 1996. (1)

2.1	Agreement and Plan of Merger, among Capital Title Group, Inc., CTG Acquisition Corporation and Nationwide Appraisal Services Corporation, dated January 26, 2004. (8)

3.1	Certificate of Incorporation, as amended to date. (8)

3.2	Amended and Restated By-Laws. (1)

3.3	Certificate of Designations, Preferences and Privileges of the Series A Cumulative Preferred Stock. (8)

10.1	Underwriting Agreement between Capital Title Agency Inc. and Old Republic National Title Insurance Company dated March 1, 1996. (1)

10.2	Underwriting Agreement between Capital Title Agency Inc. and First America Title Insurance Company dated August 16, 1996. (1)

10.5	Title Plant Agreement between Registrant and Security Union Title Insurance Company dated April 29, 1998. (2) (originally filed as Exhibit 10.18)

10.6	Purchase and Sale Agreement between Registrant and KDC-AZ, LLC dated July 1, 1998. (2) (originally filed as Exhibit 10.21)

10.7	Merger Agreement among Registrant, Northwestern Consolidated Corporation and related subsidiaries dated September 1, 1998. (3) (originally filed as Exhibit 10)

EXHIBIT NO.	DESCRIPTION
10.8	Credit Agreement between Registrant and Imperial Bank dated February 1, 1999. (2) (originally filed as Exhibit 10.23)

10.9	Access Agreement By and Between Security Union Title Insurance Company and New Century Title Company dated September 30, 1999. (4) (originally filed as Exhibit 10.24)

10.10	Title Plant Lease and Service Agreement by and between Security Union Title Insurance Company and Capital Title Agency Inc. dated May 19, 1999.(4) (originally filed as Exhibit 10.25)

10.11	Promissory Note between CTG Building Co. and GMAC Commercial Mortgage Corporation dated July 30, 1999. (4) (originally filed as Exhibit 10.26)

10.12	Amended Underwriting Agreement by and between Stewart Title Guaranty Company and New Century. (4) (originally filed as Exhibit 10.27)

10.13	Asset Purchase and Sale Agreement by and among BridgeSpan, Inc. and the Registrant. (5) (originally filed as Exhibit 10)

10.14	Agreement and Plan of Merger dated June 11, 2002, among the Registrant, Nations Holding Group, and Capital One Merger Corporation, as amended. (6) (originally filed as Exhibit 2.1 and 2.2)

10.15	Variable Rate Installment Note and Business Loan Agreement between Comerica Bank – California and Subsidiaries. (6) (originally filed as Exhibit 2.3)

10.16	Capital Title Group, Inc. 1996 Stock Option Plan (7)

10.17	Capital Title Group, Inc. Non-Employee Directors Stock Option Plan (7)

10.18	Fixed Rate –Single Payment Note Addendum “A” to Note and First Modification to Business Loan Agreement between Registrant and Comerica Bank. (9)

10.19	Employment Agreement by and between Capital Title Group, Inc. and Donald R. Head, as amended, dated June 1, 1996. (10)

10.20	Employment Agreement by and between Capital Title Group, Inc. and Mark C. Walker, as amended, dated March 7, 1998. (10)

14.1	Statement of Business Practices, effective as of December 31, 2003 (containing our code of ethics) (8)

21	List of Subsidiaries. (*)

23.1	Consent of Independent Registered Public Accounting Firm. (*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (*)

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

(*)	Filed herewith.
(1)	Incorporated by reference to the Registrant’s Form 10-SB filed with the Securities and Exchange Commission on September 24, 1996.
(2)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 1998, filed with the Securities and Exchange Commission on March 23, 1999.
(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 10, 1998.
(4)	Incorporated by reference to the Registrant’s Form 10-KSB for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 28, 2000.
(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 12, 2002.
(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 23, 2002.
(7)	Incorporated by reference to the Registrant’s Registration Statement on Form S-8 (Reg. No. 333112982) as filed with the Securities and Exchange Commission on February 20, 2004.
(8)	Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission on March 5, 2004.
(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 30, 2004. (10) Incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 17, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL TITLE GROUP, INC.

	By	/s/ Donald R. Head
Donald R. Head
Chief Executive Officer
Date: March 27, 2006

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Donald R. Head Donald R. Head	Chairman of the Board, President and Chief Executive Officer	March 27, 2006

/s/ Mark C. Walker Mark C. Walker	Executive Vice President, Chief Operating Officer, Chief Financial Officer, Secretary and Treasurer	March 27, 2006

/s/ David C. Dewar	Director	March 27, 2006
David C. Dewar

/s/ Terry S. Jacobs	Director	March 27, 2006
Terry S. Jacobs

/s/ Theo F. Lamb	Director	March 27, 2006
Theo F. Lamb

/s/ Robert B. Liverant	Director	March 27, 2006
Robert B. Liverant

/s/ Stephen A McConnell	Director	March 27, 2006
Stephen A McConnell

/s/ Ben T. Morris	Director	March 27, 2006
Ben T. Morris