Form 10-Q
period 2006-03-31
CAPITAL TITLE GROUP INC
filed 2006-05-10
CIK 1017158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares of registrant’s common stock outstanding as of April 21, 2006 was: 29,578,094.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Part 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$28,365	$58,485
Short term investments	3,775	3,375
Fixed maturity bonds, available-for-sale	35,703	34,253
Equity securities, available-for-sale	2,066	3,928

Cash and invested assets	69,909	100,041
Accounts receivable, net	8,990	7,793
Notes and other receivables	3,631	4,052
Property and equipment, net	24,438	25,126
Title plant	7,849	7,943
Goodwill	48,378	47,365
Other intangibles, net	827	889
Deposits and other assets	10,929	10,666

Total Assets	$174,951	$203,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$18,330	$30,540
Reserve for title insurance and escrow losses	18,232	18,117
Long-term debt	16,402	17,784
Deferred income taxes, net	3,802	3,418
Other liabilities	5,653	5,280

Total Liabilities	62,419	75,139
Redeemable preferred stock, 8% cumulative dividend for redemption value of $100 per share, $.001 par value, 0 and 175,162 shares issued and outstanding in 2006 and 2005, respectively	—	17,516
Stockholders’ Equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 29,490,859 and 29,065,786 shares issued and outstanding in 2006 and 2005, respectively	29	29
Undesignated preferred stock, $.001 par value, 9,824,838 shares authorized, none of which have been issued or outstanding	—	—
Additional paid-in capital	60,920	59,390
Retained earnings	51,690	51,708
Accumulated other comprehensive income (loss)	(107)	93

Total Stockholders’ Equity	112,532	111,220

Total Liabilities and Stockholders’ Equity	$174,951	$203,875

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended March 31,
	2006	2005
	($ in thousands, except per share data)
REVENUE:
Title service revenue, net	$41,771	$43,447
Escrow and related fees	21,663	27,194
Appraisal service revenue	6,211	6,663
Other income	9,603	7,180

Total Revenue	79,248	84,484

EXPENSES:
Personnel costs	46,798	48,031
Rent	5,380	4,984
Interest expense	229	293
Provision for title insurance and escrow losses	1,499	1,538
Contract service fees	6,018	7,816
Other operating expenses	18,313	18,257

Total Expenses	78,237	80,919

Income before income taxes	1,011	3,565
Income taxes	440	1,434

Net income	571	2,131
Dividends on preferred stock	—	345

Earnings attributable to common shares	$571	$1,786

Earnings per common share:
Basic	$0.02	$0.08

Diluted	$0.02	$0.07

Weighted average shares outstanding:
Basic	29,300,804	21,624,131

Diluted	30,121,694	24,013,980

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three months ended March 31,
	2006	2005
	($ in thousands)
Net income	$571	$2,131
Other comprehensive income (loss):
Unrealized gain (loss) on investments, available-for-sale	(200)	(275)

Comprehensive income	$371	$1,856

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance at December 31, 2004	21,542,042	$22	$23,079	$33,941	$561	$57,603
Issuance of common stock	6,327,110	6	33,501	—	—	33,507
Exercise of stock options and warrants, including associated tax benefit	1,196,634	1	2,810	—	—	2,811
Dividends on preferred stock	—	—	—	(1,401)	—	(1,401)
Dividends on common stock	—	—	—	(1,910)	—	(1,910)
Net income	—	—	—	21,078	—	21,078
Change in unrealized loss on investments available-for-sale, net of tax effect of $253	—	—	—	—	(468)	(468)

Balance at December 31, 2005	29,065,786	29	59,390	51,708	93	111,220
Exercise of stock options and warrants, including associated tax benefit	425,073	—	1,530	—	—	1,530
Dividends on common stock	—	—	—	(589)	—	(589)
Net income	—	—	—	571	—	571
Change in unrealized loss on investments available-for-sale, net of tax effect of $108	—	—	—	—	(200)	(200)

Balance at March 31, 2006	29,490,859	$29	$60,920	$51,690	$(107)	$112,532

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2006	2005
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$571	$2,131
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,847	1,648
Deferred income taxes	384	(79)
Share-based compensation	231	—
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,197)	2,569
Notes and other receivables	421	(164)
Deposits and other assets	(263)	420
Accounts payable and accrued expenses	(11,502)	(5,473)
Reserve for title insurance and escrow losses	115	864
Other liabilities	373	86

Net cash flows (used in) provided by operating activities	(9,020)	2,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment and title plant	(1,016)	(1,349)
Purchase of subsidiaries, net of acquired cash	(1,000)	(1,200)
Net sales and maturities of investment securities	(188)	2,295

Net cash flows used in investing activities	(2,204)	(254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(1,382)	(1,307)
Proceeds from the issuance of common stock, net	1,299	704
Repayment of preferred stock	(17,516)	—
Payment of preferred dividends	(127)	(345)
Payment of common dividends	(1,170)	(438)

Net cash flows used in financing activities	(18,896)	(1,386)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,120)	362
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	58,485	10,777

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$28,365	$11,139

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005

(Unaudited)

Note 1 – Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and intercompany eliminations) necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Management believes that the estimates and assumptions that are most important to the portrayal of it’s financial condition and results of operations, in that they require management’s most difficult, subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to the Company. These critical accounting policies relate to impairment of intangible assets and long lived assets, reserves related to title insurance and escrow losses, contingencies and litigation and share-based compensation. Management believes estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial condition or results of operations. For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K as of and for the year ended December 31, 2005.

Certain Reclassifications:

Certain reclassifications have been made in the 2005 condensed consolidated financial statements to conform to the presentation used in 2006.

Note 2 – Share-based Compensation

SFAS 123(R) Adoption

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R) (SFAS 123(R)), Share-Based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations. We also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123).

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005 (continued)

(Unaudited)

We elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under this transition method, share-based compensation cost for the first quarter of 2006 includes 1) compensation cost for all share-based awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

As a result of adopting SFAS 123(R), our income before income taxes and net income for the quarter ended March 31, 2006 was $224,000 and $199,000 lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.03, if we had not adopted FAS 123(R), compared to reported basic and diluted earnings per share of $0.02.

SFAS 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) to be classified as financing cash flows. In the three months ended March 31, 2006, no tax benefit has been classified as a financing cash flow under SFAS 123(R).

At March 31, 2006, we had two share-based payment plans for employees and directors (the Stock Option Plans), which are described below. The following table presents share-based compensation expenses included in our unaudited consolidated statements of operations with respect to the Stock Option Plans for the three months ended March 31, 2006:

Personnel costs	$202
Other operating expenses	29

Share-based compensation expense before tax	231
Provision for income tax	28

Net share-based compensation expense	$203

Stock Option Plans

Our 1996 Stock Option Plan (the Plan) has authorized the grant of common stock options to all our employees. Currently, 6,400,000 shares of common stock are authorized for issuance pursuant to the Plan. As of March 31, 2006, 3,019,367 options were outstanding under the Plan. All options granted have 5-year terms. Fifty percent of each option grant can be exercised after two years from the date granted; the remaining options can be exercised after three years provided the optionee remains employed with us at such vesting date. Options granted under the Plan are not transferable and the per share exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of grant.

Our Non-Employee Directors Stock Option Plan (Directors Plan) has authorized the grant of options to non-employee members of the Board of Directors. Currently, 750,000 shares of common stock are authorized for issuance pursuant to the Directors Plan. As of March 31, 2006, 260,000 options were outstanding under the Directors Plan. All options granted have 5-year terms. Fifty percent of each option grant can be exercised after two years from the date granted; the remaining shares can be exercised after three years provided the optionee remains an eligible director at such vesting date. Upon election to the Board of Directors each board member is granted the option to purchase 15,000 shares of common stock. In addition to the foregoing option grants, each year every non-employee director automatically receives an option to acquire

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005 (continued)

(Unaudited)

10,000 shares of the Company’s common stock on the third business day following the date we publicly announce our annual financial results, provided that such director has attended at least 75% of the meetings of the Board of Directors and the Board Committees of which such non-employee director is a member in the preceding fiscal year.

We estimated the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options included the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options granted in the three months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the three months ended March 31, 2006:

Expected option term (1)	4.1 years
Expected volatility (2)	49.9%
Risk-free interest rate (3)	4.6%
Expected annual dividend yield	1.6%

1.	The expected option term for each grant was determined based on an analysis of historical option activity.

2.	The expected volatility for each grant is determined based on review of historical daily price changes of common stock over the expected option term of the grant.

3.	The risk-free interest rate for each grant was derived from the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected term of the grant.

Summary Details for Stock Option Plans

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2005	3,424,275	$4.00
Granted	238,465	6.15
Exercised	(205,073)	2.15
Forfeited or expired	(178,300)	4.12

Outstanding at March 31, 2006	3,279,367	$4.28	2.8

Exercisable at March 31, 2006	1,501,467	$2.83	1.4

The weighted average grant-date fair value of stock options granted in the three months ended March 31, 2006 was $2.44. The total intrinsic value of stock options exercised during the three months ended March 31, 2006 was $0.9 million. As of March 31, 2006, stock options outstanding had an intrinsic value of $11.2 million and stock options exercisable had an intrinsic value of $7.3 million. The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock option.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005 (continued)

(Unaudited)

We have elected to attribute the compensation cost of each grant ratably over the requisite service period which is equal to the three-year vesting period.

As of March 31, 2006 there was $1.8 million of total unrecognized compensation cost related to the Stock Option Plans. That cost is expected to be recognized over a weighted average period of 1.5 years on 1,760,786 stock options either currently vested or expected not to forfeit prior to vesting, with a weighted average grant date fair value of $1.78.

Warrants

Warrants to purchase up to 889,252 shares of common stock at an exercise price of $4.00 per share were issued to investors and placement agents as part of a private placement of 2.8 million shares of common stock in April 2004. Warrants to purchase 220,000 shares of common stock were exercised in the three months ended March 31, 2006. At March 31, 2006, 589,852 warrants were outstanding and exercisable.

Prior to SFAS 125(R) Adoption

Prior to January 1, 2006, as allowed by SFAS 123, we had continued to apply the intrinsic-value-based method of accounting prescribed by APB 25 to account for employee and director stock options. Accordingly, because the exercise price of employee and director stock options equaled the market price of our stock at date of grant, we recognized no compensation costs for these options prior to January 1, 2006.

If we had applied the fair value recognition provisions of SFAS 123 to employee and director options, our income before income taxes and net income for the three months ended March 31, 2005 would have been $278,000 and $166,000 lower than that reported under APB 25. Basic and diluted earnings per share for the quarter ended March 31, 2005 would have been $0.07, compared to reported basic earnings per share of $0.08 and diluted earnings per share of $0.07.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 31, 2005:

Expected option term	4.0 years
Expected volatility	30.0%
Risk-free interest rate	3.8%
Expected annual dividend yield	1.3%

Note 3 – Earnings Per Share

Basic earnings per share (EPS) is computed by dividing earnings available to stockholders by the weighted-average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to stock or resulted in the issuance of stock that then shared in our earnings or losses.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005 (continued)

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share:

	Three months ended March 31,
	2006	2005
	($ in thousands, except per share data)
Earnings attributable to common shares	$571	$1,786
Basic EPS – weighted average shares outstanding	29,300,804	21,624,131

Basic earnings per share	$0.02	$0.08

Basic EPS – weighted average shares outstanding	29,300,804	21,624,131
Effect of dilutive securities	820,890	2,389,849

Dilutive EPS – weighted average shares outstanding	30,121,694	24,013,980

Diluted earnings per share	$0.02	$0.07

Stock options not included in diluted EPS since antidilutive	493,750	103,450

Note 4 – Supplemental Cash Flow Information

The following supplemental cash flow information is provided with respect to interest and tax payments, as well as certain non-cash activities.

	Three months ended March 31,
	2006	2005
	($ in thousands)
Cash paid during the period:
Interest	$229	$293
Taxes	—	1,064
Non-cash investing and financing activities:
Dividend declared to common stockholders	$—	$438

Our Board of Directors declared a cash dividend during the first quarter 2006 of $0.02 per share to stockholders of record as of March 17, 2006, and we paid this dividend totaling $0.6 million on March 31, 2006. During the first quarter of 2006 we also paid the dividend declared during the fourth quarter of 2005 of $0.6 million.

Our Board of Directors declared a cash dividend during the first quarter 2005 of $0.02 per share to stockholders of record as of March 25, 2005, and we paid this dividend totaling $0.4 million on April 8, 2005.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005 (continued)

(Unaudited)

Note 5 – Segment Information

Our two reportable segments are Title and Escrow Services and Lender Services. Reportable segments are determined based on the organizational structure, types of products and services and market differentiation. Summarized financial information concerning our reportable segments is presented as follows for the three months ended March 31, 2006 and 2005 ($ in thousands):

2006	Revenue	Income Before Income Taxes	Assets
Title and Escrow Services	$66,293	$1,507	$127,742
Lender Services	12,955	(496)	47,209

	$79,248	$1,011	$174,951

2005	Revenue	Income Before Income Taxes	Assets
Title and Escrow Services	$66,146	$2,861	$96,990
Lender Services	18,338	704	44,961

	$84,484	$3,565	$141,951

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

Lender Services

This segment encompasses our bundled services strategy, which currently includes real estate appraisal and valuation services, title insurance and escrow related services and flood zone determination services, which are marketed to regional and national lenders and mortgage brokers. Unlike our traditional title and escrow services division, this segment typically conducts its business on a national scope from centralized processing centers. This segment generates its revenue principally from providing appraisal and valuation services, issuing title insurance policies, providing escrow services and flood zone determination services primarily for lenders involved in residential real estate transactions.

Note 6 – Merger Agreement

On March 28, 2006, Capital Title Group, Inc., LandAmerica Financial Group, Inc. (LandAmerica), and CTG Acquisition Corporation (Merger Sub), a wholly owned subsidiary of LandAmerica, entered into an Agreement and Plan of Merger (the Merger Agreement). The Merger Agreement sets forth the terms and conditions of LandAmerica’s acquisition of Capital Title through the merger of Merger Sub with and into Capital Title (the Merger). We will continue as the surviving corporation in the Merger and will become a wholly-owned subsidiary of LandAmerica.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2006 and 2005 (continued)

(Unaudited)

Under the terms of the Merger Agreement, LandAmerica will issue to our stockholders, for each share of our common stock that they own immediately prior to the effective time of the Merger, $8.00 in cash or 0.122 shares of LandAmerica’s common stock (the Exchange Rate), subject to certain adjustments and limitations described below. The Exchange Rate was based on the average of the daily closing prices of LandAmerica’s common stock for the 15 trading day period (the Average Price) immediately preceding the date of the Merger Agreement and reflects a value of $8.00 per share of our common stock.

The adjustments and limitations that may affect the consideration to be paid by LandAmerica to our stockholders under the Merger Agreement include a potential adjustment to the Exchange Rate at the effective time of the Merger and a limitation on the mixture of the aggregate consideration to be paid to holders of our common stock, as described below. In the event that the Average Price immediately preceding the effective time of the Merger multiplied by the initial Exchange Rate is more than $8.25, then the Exchange Rate shall be adjusted so that it reflects at such effective time a value of $8.25 per share of our common stock. In the event that such Average Price is less than $7.75, then the Exchange Rate shall be adjusted so that it reflects at that time a value of $7.75 per share of our common stock.

In addition, the mixture of the aggregate merger consideration that LandAmerica will pay to our stockholders will be 20% in the form of shares of the LandAmerica common stock and 80% in the form of cash. Although each of our stockholders will be able to elect the form of consideration for its shares of our common stock, elections may be re-allocated following the effective time of the Merger in order to satisfy the foregoing limitation.

In the event that the Average Price at the effective time of the Merger is less than or equal to 85% of the Average Price as of the date the Merger Agreement, then we may terminate the Merger Agreement unless either (i) the parties agree to adjust the mixture of the aggregate merger consideration or (ii) LandAmerica elects to pay all of the Merger consideration in cash. LandAmerica nevertheless may elect to pay all of the Merger consideration in cash in such a situation even if we do not intend to terminate the Merger Agreement.

Any outstanding options and warrants that are not exercised prior to the effective time of the Merger will expire and be cancelled at that time.

Consummation of the Merger is subject to a number of customary conditions including the approval of the Merger by our stockholders and the receipt of all required regulatory approvals. The Merger is expected to be completed in the third quarter of 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion of the results of the operations and financial condition of the Company should be read in conjunction with our condensed consolidated financial statements and notes thereto included elsewhere herein. Further, our 2005 Form 10-K should be read in conjunction with the following discussion since it contains important information for evaluating our results of operations and financial condition. Historical results and percentage relationships among accounts are not necessarily an indication of trends in operating results for any future period. In these discussions, most percentages and dollar amounts have been rounded to aid presentation. As a result, all such figures are approximations.

Overview

We are engaged in the business of issuing title insurance policies and performing related services, including escrow, valuation and flood determination services in connection with real estate transactions. We operate through approximately 140 branch offices and employ over 2,300 individuals located in Arizona, California, Nevada, Pennsylvania and Texas.

We operate through two reportable segments which are Title and Escrow Services and Lender Services. Our Title and Escrow Services segment consists of wholly owned title insurance agencies, a title insurance underwriter and a parent holding company operation, including issuance and repayment of corporate debt obligations. The key subsidiaries within this segment include Capital Title Agency, Land Title of Nevada, New Century Title Company, United Capital Title Insurance Company and United Title Company. This segment generates its revenue principally from issuing title insurance policies and providing escrow services for residential and commercial real estate transactions, services which are typically marketed to real estate agents, community banks and regional lenders in selected markets in Arizona, California and Nevada.

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

Our revenue from title insurance, escrow and related real estate services is primarily from three sources: residential resale, lender/refinance and commercial real estate transactions. We typically recognize revenue for the services we perform when the corresponding real estate transaction closes. In the case of revenue from the flood zone determination services we provide, we defer all revenue related to those flood zone determinations where there are any obligations for us to provide future monitoring of the flood zone status and then recognize the revenue ratably over the average periods that we estimate the related loans will be outstanding. This deferred revenue of $2.6 million is reflected in other liabilities on our balance sheet at March 31, 2006. In most cases we receive payment for our services at the time the related real estate transaction closes. In some cases, we bill for services provided, principally related to our Lender Services business, and collect the accounts receivable at a later date.

Our management’s discussion and analysis of financial condition and results of operations addresses our key performance indicators (revenue, net income) and generally accepted accounting principles (GAAP) measures, non-financial performance indicators (opened orders, closed orders, average revenue per closed order), as well as the trends and uncertainties affecting our industry and markets and analyzes our liquidity and capital resources. While management believes the key performance indicators of revenue and net income are the best indicators of financial and operating performance, the non-GAAP, our non-financial performance indicators may also provide management with additional insight into the volume of transactions and trend in operating performance for our traditional title and escrow services.

Critical Accounting Policies

There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2005, except with regards to the implementation of SFAS 123(R).

Results of Operations

The following table presents information regarding our operating revenue ($ in thousands, except revenue segment statistics):

	Three months ended March 31,
	2006	% of total	2005	% of total
Operating Data:
Title service revenue, net	$41,771	52.7%	$43,447	51.4%
Escrow and related fees	21,663	27.3	27,194	32.2
Appraisal service revenue	6,211	7.8	6,663	7.9
Other income	9,603	12.2	7,180	8.5

Total revenue	$79,248	100.0%	$84,484	100.0%

Title and Escrow Services segment statistics:
Opened orders	79,334		94,280
Closed orders	45,369		53,621
Average revenue per closed order	$1,281		$1,125

Operating Revenue

Our revenue, which is reported net of underwriting fees paid to third party title insurance underwriters, decreased by $5.2 million or 6.2%, for the three months ended March 31, 2006 compared to the same period ended March 31, 2005. The decrease is primarily attributable to a decline in the real estate market during 2006 compared to the prior year, resulting from an increase in mortgage interest rates.

The decrease in opened orders during the three months ended March 31, 2006 was the result of a decline in the real estate market during 2006 compared to the prior year. The increase in average revenue per closed order reflects the increase in business mix in favor of residential resale transactions, which typically garner higher revenue per order, as well as an increase in property values, which is a main driver of the revenue we charge for a title policy.

The significant components of other income include interest income from invested cash balances and fixed maturity bonds, investment dividends, delivery fee income, revenue from servicing seller-financed mortgages, revenue from flood zone determination services and the economic benefit realized from holding customer cash deposits. Other income increased as a percentage of revenue for the three months ended March 31, 2006 to 12.2% from 8.5% compared to the same period in the prior year period. Other income was higher for the period ended March 31, 2006 compared to the same period in the prior year primarily due to an increase in flood zone determination services and increased earnings from holding customer cash deposits in escrow and our ongoing programs where we realize economic benefit through favorable borrowing agreements and vendor arrangements with various financial institutions where these deposits are held.

Operating Expenses

The following table presents the components of our expenses and the percentage they bear to the total revenue for the respective periods:

	Three months ended March 31,
	2006	% of revenue	2005	% of revenue
	($ in thousands)
Personnel costs	$46,798	59.0%	$48,031	56.9%
Rent	5,380	6.8	4,984	5.9
Interest expense	229	0.3	293	0.3
Provision for title insurance and escrow losses	1,499	1.9	1,538	1.8
Contract service fees	6,018	7.6	7,816	9.3
Other operating expenses	18,313	23.1	18,257	21.6

Total expenses	$78,237	98.7%	$80,919	95.8%

Total operating expenses decreased $2.7 million or 3.3% for the three months ended March 31, 2006 compared to the same period in the prior year. Operating expenses increased as a percentage of revenue to 98.7% for the three months ended March 31, 2006 compared to 95.8% for the same period in the prior year. Operating expenses were higher as a percentage of revenue due in part to lower revenue levels which were unable to offset significant fixed expenses such as salaries and rent. In addition, personnel costs increased $0.2 million with the initial recognition of employee and director share-based compensation under SFAS 123(R) and other operating expenses increased by $1.6 million from the comparable quarter of 2005 as a result of increased accounting costs related to the Sarbanes-Oxley certification process, legal costs pursuant to an action we brought against one of our competitors claiming unfair business practices in recruiting certain of our employees, and professional fees incurred in conjunction with our pending acquisition by LandAmerica.

Personnel costs are the most significant component of our operating expenses, and consist of salaries and other related expenses, commissions and incentives. Total personnel expenses decreased $1.2 million, or 2.6%, to $46.8 million for the three months ended March 31, 2006 compared to the same period in the prior year. Personnel costs were lower for the three months ended March 31, 2006 resulting primarily from lower head count and lower commissions and incentives resulting from lower title and escrow revenues, partially offset by employee and director share-based compensation initially recorded in 2006 pursuant to SFAS 123(R). Personnel costs were higher, as a percentage of revenue, for the three months ended March 31, 2006 compared to the same period in the prior year as a result of lower revenue levels, which were unable to offset the fixed cost component of our personnel costs.

Rent expense increased as a percentage of revenue for the three months ended March 31, 2006 to 6.8% from 5.9% for the same period in the prior year. The increase was the result of the fixed nature of these costs in relation to the decrease in revenue. Rent expense is higher for the three months ended March 31, 2006 compared to the same period in the prior year resulting from additional office locations.

Provision for title insurance and escrow losses increased as a percentage of revenue to 1.9% for the three months ended March 31, 2006 compared to 1.8% for the same period in the prior year. This increase was a result of the increase mix of title service revenue combined with an increase in the claims experience in our insurance underwriting operation.

Contract service fees relate to fees paid to third-party appraisers and abstractors who conduct valuation services and title searches throughout the United States. This expense is variable in relation to the volume and types of business generated by the operations of our Lender Services segment. Contract service fees have decreased as a percentage of revenue to 7.6% for the three months ended March 31, 2006 from 9.3% in the prior period primarily due to a decline in mix of revenue requiring contract services.

Interest expense decreased to $0.2 million for the three months ended March 31, 2006 compared to $0.3 million for the same period in the prior year. The decrease is primarily due to lower debt outstanding in 2006 compared to the prior year and the fixed-rate interest component on the majority of our term loans.

The significant components of other operating expenses include title plant maintenance and access, supplies, utilities, insurance, allowance for bad debt, depreciation, delivery and professional fees. Other operating expenses increased $56,000 or 0.03% to $18.3 million for the three months ended March 31, 2006 compared to the same period in the prior year. Several costs in this category correspond directly with our volume of business, however, as noted above, professional fees increased approximately $1.6 million during the quarter ended March 31, 2006 compared to the same period of the prior year. Other operating expenses increased as a percentage of revenue to 23.1% for the three months ended March 31, 2006 compared to 21.6% for the same period in 2005. The increase in this expense category as a percentage of revenue relates to those expenses which are relatively fixed, such as telecommunication costs, insurance, depreciation, professional fees and utilities becoming a larger percent of revenue as a result of the decrease in revenue during the period in comparison to the prior year.

An income tax provision of $0.4 million was recorded for the three months ended March 31, 2006 and provided an effective tax rate of 43.5% for the three months ended March 31, 2006. This compares to an effective tax rate of 40.2% for the same period in the prior year. The tax rate increased for the three months ended March 31, 2006 compared to the prior year period primarily due to an increase in non-deductible expenses.

Liquidity and Capital Resources

We require capital above our ongoing operating needs to expand our geographical base, further implement our market penetration program, recruit and train new personnel and purchase additional property and equipment to implement our expansion program. During the three months ended March 31, 2006, we financed our operating and business development activities primarily through the use of cash on hand.

Our Board of Directors declared a cash dividend of $0.02 per share to stockholders of record as of March 17, 2006, and we paid this dividend totaling $0.6 million on March 31, 2006. We intend to continue paying a comparable quarterly cash dividend on our common stock. However, the payment of dividends depends entirely upon a decision by of our Board of Directors and may be discontinued at any time, for any reason. Further, under Delaware corporate law, in the absence of current or retained earnings, we may be prohibited from paying dividends, whether in cash or otherwise.

We have two $3.0 million revolving lines of credit. Outstanding borrowings bear interest at the prime rate (7.75% at March 31, 2006). At March 31, 2006, there were no borrowings under either of these credit facilities. There is a total of $0.9 million committed against the credit lines, one for a standby letter of credit pursuant to an office lease and the other for a standby letter of credit pursuant to insurance policies.

Net cash flows used in operating activities were $9.0 million for the three months ended March 31, 2006 compared to net cash flows provided by operating activities of $2.0 million during the same period in the prior year. The decrease in cash provided by operating activities during the first quarter of 2006 is the result of a decrease in earnings, an increase in accounts receivable and a decrease in accounts payable and accrued expenses compared to the prior year period. A significant component of our personnel expense is incentive bonuses, which are earned by employees during the year and paid after the end of the year. During the three months ended March 31, 2006, we paid approximately $10.4 million for incentive bonuses that were accrued at December 31, 2005 as part of accounts payable and accrued expenses. The significant non-operating uses of cash for the three months ended March 31, 2006 included the purchase of fixed assets, investment securities, debt service payments and the redemption of preferred stock. Additionally, we paid common dividends of $1.2 million.

In January 2006, pursuant to an agreement with the holder of 175,162 outstanding shares of our Series A Preferred Stock, we redeemed all such outstanding preferred stock at a price of $100 per share, plus accrued but unpaid dividends for a total redemption amount of $17.6 million.

Our title insurance underwriter, United Capital Title Insurance Company, is subject to regulations that limit its ability to pay dividends or make loans or advances to its parent, principally for the protection of policyholders. Generally, the total amount of dividends and distributions is limited to the greater of 10% of United Capital Title Insurance Company’s surplus, which amount was $21.4 million as of December 31, 2005, or 100% of net income, which was $4.5 million, for the year period ended December 31, 2005, provided that the amount does not exceed United Capital Title Insurance Company’s earned surplus. Under these restrictions, United Capital Title Insurance Company could pay, to its parent, dividends of $4.5 million during 2006 without prior regulatory approval. In order to strengthen United Capital Title Insurance Company’s balance sheet and to attain higher ratings from third party rating agencies, no dividends have been paid by United Capital Title Insurance Company to its parent during the quarter ended March 31, 2006. Of our $28.4 million in cash and cash equivalents at March 31, 2006, $4.5 million relates to United Capital Title Insurance Company and would be subject to the aforementioned restrictions. Of our $41.5 million investment portfolio, consisting of short term investments, fixed maturity bonds and equity securities, $40.5 million relates to United Capital Title Insurance and would be subject to the aforementioned restrictions.

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

The following table sets forth unaudited quarterly operating data for the most recent five quarters. Such data has been prepared substantially on the same basis as the audited financial statements appearing in our 2005 Form 10-K, and includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the data. However, our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. Future fluctuations may be a result of a variety of factors, including interest rates and general real estate economic conditions, seasonality, the timing of acquisitions, and our ability to control costs in response to declining order volume. Accordingly, we believe that period-to-period comparisons of our historical results may be neither meaningful nor predictive of our future performance. The quarterly data should be read together with the financial statements and accompanying notes appearing elsewhere in this Form 10-Q and our 2005 Form 10-K. ($ in thousands, except per share data)

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006
Total revenue	$84,484	$105,840	$100,171	$89,709	$79,248
Net income	2,131	7,522	7,399	4,026	571
Earnings attributable to common shares	1,786	7,172	7,046	3,673	571
Earnings per common share, diluted	0.07	0.30	0.28	0.14	0.02

FORWARD-LOOKING STATEMENTS

We have made some statements in this report on Form 10-Q, including those in Item 2, that could be considered forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statements.

These statements, in addition to statements made in conjunction with the words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” and similar expressions, are forward-looking statements within the meaning of the Safe Harbor provision of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements relate to future events or our future financial performance and only reflect management’s expectations and estimates. The following is a list of factors, among others, that could cause actual results to differ materially from the forward-looking statements:

•	The costs of producing title evidence are relatively high, while premiums are subject to regulatory and competitive restraints.

•	Real estate activity levels have historically been cyclical and are influenced by the overall economy, particularly interest rates.

•	The title insurance industry may be exposed to substantial claims by large classes of claimants.

•	The industry is regulated by state laws that require the maintenance of minimum levels of capital and surplus and that restrict the amount of dividends that may be paid by our insurance subsidiary.

•	Changes in national and regional housing demand and values.

•	The levels of interest and inflation rates.

•	The availability and cost of mortgage loans, employment trends and default rates on mortgage loans.

•	Our ability to obtain the required stockholder approval or the required regulatory approvals for the merger with LandAmerica.

•	Our ability to consummate the merger with LandAmerica.

•	Personnel and business risks associated with any potential uncertainty regarding the merger.

We caution you that the foregoing list of important factors is not exclusive. We do not undertake to update any forward-looking statements that may be made from time to time by us or on our behalf.

For more details on these and other risk factors, see the risk factors identified herein and in our 2005 Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

There have been no material changes in the market risks described in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls. Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States (GAAP). Our internal controls over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on its financial statements.

Internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes self-monitoring mechanisms and actions taken to correct deficiencies as they are identified. Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings

We are subject to various other claims and lawsuits in the ordinary course of its business, none of which are currently considered material to our financial condition and results of operations. There have been no material developments in any legal actions reported in our 2005 Form 10-K.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. As a result of our agreement to merge with LandAmerica Financial Group, Inc., we face the additional risks identified below. You should consider these risks in conjunction with the terms of the Agreement and Plan of Merger, dated March 28, 2006, which was an exhibit to our Form 8-K filed with the Securities and Exchange Commission on March 29, 2006.

We will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees, partners, regulators and customers may have an adverse effect on Capital Title and potentially on LandAmerica. These uncertainties may impair Capital Title’s ability to attract, retain and motivate key personnel until the merger is consummated, and could cause customers and others that deal with Capital Title to defer decisions concerning Capital Title, or to seek to change existing business relationships with Capital Title. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their future roles with LandAmerica. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with LandAmerica, LandAmerica’s business following the merger could be harmed. In addition, the merger agreement restricts Capital Title from making certain acquisitions and taking other specified actions until the merger occurs. These restrictions may prevent Capital Title from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Completion of the merger is conditioned upon the receipt of all governmental authorizations, consents, orders and approvals, including the expiration or termination of the applicable waiting periods, and any extension of the waiting periods, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended and the required approval in connection with various state banking and insurance regulators. The longer the period is prior to completion of the merger, the longer we are exposed to the risks and uncertainties described above.

The merger agreement limits our ability to pursue alternatives to the merger.

The merger agreement contains provisions that could adversely impact competing proposals to acquire Capital Title. These provisions include the prohibition on Capital Title generally from soliciting any acquisition proposal or offer for a competing transaction and the requirement that Capital Title pay a termination fee of $15 million in cash if the merger agreement is terminated in specified circumstances in connection with an alternative transaction. In addition, even if our board of directors determines that a competing proposal to acquire Capital Title is superior, the board cannot change its recommendation to approve the merger unless it notifies LandAmerica of its intention to do so at least 10 business days prior notice.

LandAmerica required us to agree to these provisions as a condition to LandAmerica’s willingness to enter into the merger agreement. These provisions, however, might discourage a third party that might have an interest in acquiring all or a significant part of Capital Title from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher value than the current proposed merger consideration. Furthermore, the termination fee may result in a potential competing acquiror proposing to pay a lower per share price to acquire Capital Title than it might otherwise have proposed to pay.

Failure to complete the merger could negatively impact our stock price and our future business and financial results.

Although we have agreed that our board of directors will, subject to fiduciary exceptions, recommend that its stockholders approve the merger agreement, there is no assurance that the merger agreement and the merger will be approved, and there is no assurance that the other conditions to the completion of the merger will be satisfied. If the merger is not completed, Capital Title will be subject to several risks, including the following:

•	We may be required to pay LandAmerica a termination fee of $15 million in cash in the aggregate if the merger agreement is terminated under certain circumstances and we enter into or complete an alternative transaction;

•	The current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could result in a negative perception by the stock market of Capital Title generally and a resulting decline in the market price of our common stock;

•	Certain costs relating to the merger (such as legal, accounting and financial advisory fees) are payable by Capital Title whether or not the merger is completed;

•	There may be substantial disruption to our business and a distraction of its management and employees from day-to-day operations, because matters related to the merger (including integration planning) may require substantial commitments of time and resources, which could otherwise have been devoted to other opportunities that could have been beneficial to us;

•	Our business could be adversely affected if it is unable to retain key employees or attract qualified replacements; and

•	We would continue to face the risks that it currently faces as an independent company, as further described in the documents that we have filed with the Securities and Exchange Commission.

In addition, we would not realize any of the expected benefits of having completed the merger. If the merger is not completed, these risks may materialize and materially adversely affect our business, financial results, financial condition and stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Certificate of Incorporation, as amended to date. (*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended. (*)

32.1	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

32.2	Certification pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (*)

(*)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPITAL TITLE GROUP, INC.

By:	/s/ Donald R. Head	Date: May 10, 2006
Donald R. Head Chairman of the Board, President and Chief Executive Officer

By:	/s/ James C. Yeager	Date: May 10, 2006
James C. Yeager Chief Financial Officer