Form 10-Q
period 2006-06-30
CAPITAL TITLE GROUP INC
filed 2006-08-09
CIK 1017158

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-21417

CAPITAL TITLE GROUP, INC.

(Name of registrant as specified in its charter)

Delaware	87-0399785
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14648 North Scottsdale Road, Suite 125, Scottsdale, AZ	85254
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐    NO  ☒

The number of shares of registrant’s common stock outstanding as of July 24, 2006 was: 30,474,038.

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Part 1.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(Unaudited)
	($ in thousands)
ASSETS
Cash and cash equivalents	$32,320	$58,485
Short term investments	3,175	3,375
Fixed maturity bonds, available-for-sale	38,468	34,253
Equity securities, available-for-sale	2,024	3,928

Cash and invested assets	75,987	100,041
Accounts receivable, net	8,196	7,793
Notes and other receivables	6,414	4,052
Property and equipment, net	24,379	25,126
Title plant	7,850	7,943
Goodwill	48,487	47,365
Other intangibles, net	764	889
Deposits and other assets	11,153	10,666

Total Assets	$183,230	$203,875

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$21,130	$30,540
Reserve for title insurance and escrow losses	18,549	18,117
Long-term debt	15,114	17,784
Deferred income taxes, net	4,519	3,418
Other liabilities	6,171	5,280

Total Liabilities	65,483	75,139

Redeemable preferred stock, 8% cumulative dividend, for redemption value of $100 per share, $.001 par value, 175,162 shares issued and outstanding in 2005	—	17,516
Stockholders’ Equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 30,461,438 and 29,065,786 shares issued and outstanding in 2006 and 2005, respectively	30	29
Undesignated preferred stock, $.001 par value, 9,824,838 shares authorized, none of which have been issued or outstanding	—	—
Additional paid-in capital	63,528	59,390
Retained earnings	54,363	51,708
Accumulated other comprehensive income	(174)	93

Total Stockholders’ Equity	117,747	111,220

Total Liabilities and Stockholders’ Equity	$183,230	$203,875

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	($ in thousands, except per share data)
REVENUE:
Title service revenue, net	$44,966	$54,720	$86,737	$98,167
Escrow and related fees	23,136	33,263	44,799	60,457
Appraisal service revenue	6,556	9,003	12,767	15,666
Other income	10,257	8,854	19,860	16,034

Total Revenue	84,915	105,840	164,163	190,324

EXPENSES:
Personnel costs	46,367	54,124	93,165	102,155
Rent	5,474	5,217	10,854	10,201
Interest expense	206	269	435	562
Provision for title insurance and escrow losses	1,725	1,860	3,224	3,398
Contract service fees	6,152	10,446	12,170	18,262
Other operating expenses	20,148	20,760	38,461	39,017

Total Expenses	80,072	92,676	158,309	173,595

Income before income taxes	4,843	13,164	5,854	16,729
Income taxes	2,170	5,642	2,610	7,076

Net income	2,673	7,522	3,244	9,653
Dividends on preferred stock	—	350	—	695

Earnings attributable to common shares	$2,673	$7,172	$3,244	$8,958

Net income per common share:
Basic	$0.09	$0.33	$0.11	$0.41

Diluted	$0.09	$0.30	$0.11	$0.37

Weighted average shares outstanding:
Basic	29,928,763	21,959,488	29,601,746	21,792,736

Diluted	31,044,524	24,214,259	30,570,886	24,115,045

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	($ in thousands)
Net income	$2,673	$7,522	$3,244	$9,653
Other comprehensive income:
Unrealized gain (loss) on investments, available-for-sale	(67)	118	(267)	(157)

Comprehensive income	$2,606	$7,640	$2,977	$9,496

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

($ in thousands)

					Accumulated Other Comprehensive Income	Total
			Additional Paid-in Capital	Retained Earnings
	Common Stock
	Shares	Par Value
Balance at December 31, 2004	21,542,042	$22	$23,079	$33,941	$561	$57,603
Issuance of common stock	6,327,110	6	33,501	—	—	33,507
Exercise of stock options and warrants, including associated tax benefit	1,196,634	1	2,810	—	—	2,811
Dividends on preferred stock	—	—	—	(1,401)	—	(1,401)
Dividends on common stock	—	—	—	(1,910)	—	(1,910)
Net income	—	—	—	21,078	—	21,078
Change in unrealized loss on investments available-for-sale, net of tax effect of $253	—	—	—	—	(468)	(468)

Balance at December 31, 2005	29,065,786	29	59,390	51,708	93	111,220
Exercise of stock options and warrants, including associated tax benefit	1,395,652	1	3,663	—	—	3,664
Share-based compensation	—	—	475	—	—	475
Dividends on common stock	—	—	—	(589)	—	(589)
Net income	—	—	—	3,244	—	3,244
Change in unrealized loss on investments available-for-sale, net of tax effect of $164	—	—	—	—	(267)	(267)

Balance at June 30, 2006	30,461,438	$30	$63,528	$54,363	$(174)	$117,747

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,
	2006	2005
	($ in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,244	$9,653
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,758	3,424
Deferred income taxes	1,265	(274)
Share-based compensation	475	16
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	(403)	267
Notes and other receivables	(2,362)	(174)
Deposits and other assets	(487)	(1,161)
Accounts payable and accrued expenses	(8,756)	5,884
Reserve for title insurance and escrow losses	432	1,872
Other operating activity	891	(133)

Net cash flows (used in) provided by operating activities	(1,943)	19,374

CASH FLOWS FROM INVESTING ACTIVITIES:
Net additions to property and equipment	(2,904)	(4,553)
Purchase of subsidiaries, net of acquired cash	(1,050)	(1,308)
Net purchases of marketable securities	(2,542)	(1,434)
Other investing activities	93	(73)

Net cash flows used in investing activities	(6,403)	(7,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(2,670)	(2,615)
Redemption of preferred stock	(17,516)	—
Proceeds from the issuance of common stock	3,664	1,284
Payment of common dividends	(1,170)	(867)
Payment of preferred dividends	(127)	(699)

Net cash flows used in financing activities	(17,819)	(2,897)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,165)	9,109
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	58,485	10,777

CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$32,320	$19,886

See Notes to Condensed Consolidated Financial Statements

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2006 and 2005

(Unaudited)

Note 1 – Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of Capital Title Group, Inc. and Subsidiaries (the Company) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals and intercompany eliminations) necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Note 2 – Merger Agreement

On March 28, 2006, Capital Title Group, Inc., LandAmerica Financial Group, Inc. (LandAmerica), and CTG Acquisition Corporation (Merger Sub), a wholly owned subsidiary of LandAmerica, entered into an Agreement and Plan of Merger (the Merger Agreement). The Merger Agreement sets forth the terms and conditions of LandAmerica’s acquisition of Capital Title through the merger of Merger Sub with and into Capital Title (the Merger). Capital Title will continue as the surviving corporation in the Merger and will become a wholly-owned subsidiary of LandAmerica.

Under the terms of the Merger Agreement, LandAmerica will issue to our stockholders, for each share of our common stock that they own immediately prior to the effective time of the Merger, $8.00 in cash or 0.122 shares

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2006 and 2005

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

Consummation of the Merger is subject to a number of customary conditions including the approval of the Merger by our stockholders and the receipt of all required regulatory approvals. The Merger is expected to be completed during the third quarter of 2006. In July 2006, our Board of Directors approved a resolution under which all outstanding options and warrants will fully vest and be exercisable in connection with the consummation of the merger. In addition, option holders will have the right to exercise options using a cashless exercise method. Both the acceleration and vesting of all outstanding options and the right to exercise these options using a cashless exercise method are contingent upon the consummation of the merger. Any outstanding options and warrants that are not exercised prior to the effective time of the Merger will expire and be cancelled at that time.

Shareholders are scheduled to vote on the Merger at a special meeting of shareholders on Thursday, August 10, 2006.

Note 3 - Share-based Compensation

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

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2006 and 2005

We elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation. Under this transition method, share-based compensation cost for the three and six months ended June 30, 2006 includes 1) compensation cost for all share-based awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) compensation cost for all share-based awards granted subsequent to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).

As a result of adopting SFAS 123(R), our income before income taxes and net income for the quarter ended June 30, 2006 were each $0.2 million lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the quarter ended June 30, 2006 would have been $0.10 and $0.09, respectively, if we had not adopted FAS 123(R), compared to reported basic and diluted earnings per share of $0.09. For the six months ended June 30, 2006, our income before income taxes and net income were each $0.4 million lower than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the six months ended June 30, 2006 would have been $0.12, if we had not adopted FAS 123(R), compared to reported basic and diluted earnings per share of $0.11.

SFAS 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for the options (excess tax benefits) to be classified as financing cash flows. In the three and six months ended June 30, 2006, no tax benefit has been classified as a financing cash flow under SFAS 123(R).

At June 30, 2006, we had two share-based payment plans (the Stock Option Plans), which are described below. The following table presents share-based compensation expenses included in our unaudited consolidated statements of operations with respect to the Stock Option Plans for the three and six months ended June 30, 2006:

	Three Months	Six Months
Personnel costs	$191	$393
Other operating expenses	45	82

Share-based compensation expense before tax	236	475
Provision for income tax	(19)	(34)

Net share-based compensation expense	$217	$441

Stock Option Plans

Our 1996 Stock Option Plan (the Plan) has authorized the grant of common stock options to all our employees. Currently, 6,400,000 shares of common stock are authorized for issuance pursuant to the Plan. As of June 30, 2006, 2,202,490 options were outstanding under the Plan. All options granted have 5-year terms. Fifty percent of each option grant can be exercised after two years from the date granted; the remaining options can be exercised after three years provided the optionee remains employed with us at such vesting date. Options granted under the Plan are not transferable and the per share exercise price of an incentive stock option granted under the Plan may not be less than the fair market value of the common stock on the date of grant.

Our Non-Employee Directors Stock Option Plan (Directors Plan) has authorized the grant of options to non-employee members of the Board of Directors. Currently, 750,000 shares of common stock are authorized for issuance pursuant to the Directors Plan. As of June 30, 2006, 260,000 options were outstanding under the Directors Plan. All options granted have 5-year terms. Fifty percent of each option grant can be exercised after two years from the date granted; the remaining shares can be exercised after three years provided the optionee remains an eligible director at such vesting date. Upon election to the Board of Directors each board member is

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2006 and 2005

granted the option to purchase 15,000 shares of common stock. In addition to the foregoing option grants, each year every non-employee director automatically receives an option to acquire 10,000 shares of the Company’s common stock on the third business day following the date we publicly announce our annual financial results, provided that such director has attended at least 75% of the meetings of the Board of Directors and the Board Committees of which such non-employee director is a member in the preceding fiscal year.

We estimated the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options included the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for the three and six months ended June 30, 2006:

Expected option term (1)	4.1 years
Expected volatility (2)	49.9%
Risk-free interest rate (3)	4.6%
Expected annual dividend yield	1.6%

1.	The expected option term for each grant was determined based on an analysis of historical option activity.

2.	The expected volatility for each grant was determined based on review of historical daily price changes of common stock over the expected option term of the grant.

3.	The risk-free interest rate for each grant was derived from the U.S. Treasury yield curve in effect at the time of grant for periods equal to the expected term of the grant.

Summary Details for Stock Option Plans

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2006	3,279,367	$4.28
Granted	—	—
Exercised	(683,612)	2.47
Forfeited or expired	(133,265)	5.20

Outstanding at June 30, 2006	2,462,490	$4.70

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2006 and 2005

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Outstanding at December 31, 2005	3,424,275	$4.00
Granted	253,400	6.15
Exercised	(888,685)	2.40
Forfeited or expired	(326,500)	4.61

Outstanding at June 30, 2006	2,462,490	$4.70	3.0

Exercisable at June 30, 2006	928,940	$3.33	1.9

There were no stock options granted in the three months ended June 30, 2006. The weighted average grant-date fair value of stock options granted in the six months ended June 30, 2006 was $2.44. The total intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was $1.7 million and $2.1 million, respectively. As of June 30, 2006, stock options outstanding had an intrinsic value of $6.5 million and stock options exercisable had an intrinsic value of $3.8 million. The intrinsic value is the amount by which the current market value of the underlying stock exceeds the exercise price of the stock option.

We have elected to attribute the compensation cost of each grant ratably over the requisite service period which is equal to the three-year vesting period.

As of June 30, 2006 there was $1.5 million of total unrecognized compensation cost related to the Stock Option Plans. That cost is expected to be recognized over a weighted average period of 1.3 years on 1,695,102 stock options either currently vested or expected not to forfeit prior to vesting, with a weighted average grant date fair value of $1.78.

Warrants

Warrants to purchase up to 889,252 shares of common stock at an exercise price of $4.00 per share were issued to investors and placement agents as part of a private placement of 2.8 million shares of common stock in April 2004. Warrants to purchase 395,180 and 615,180 shares of common stock were exercised in the three and six months ended June 30, 2006. At June 30, 2006, 194,672 warrants were outstanding and exercisable.

Prior to SFAS 123(R) Adoption

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

If we had applied the fair value recognition provisions of SFAS 123 to employee and director options, our income before income taxes and net income for the three months ended June 30, 2005 would have been $0.3 million and $0.2 million, respectively, lower than that reported under APB 25. Basic and diluted earnings per share for the quarter ended June 30, 2005 would have been $0.32 and $0.29 compared to reported basic and diluted earnings per share of $0.33 and $0.30.

If we had applied the fair value recognition provisions of SFAS 123 to employee and director options, for the six months ended June 30, 2005, our income before income taxes and net income would have been $0.5 million and $0.3 million, respectively, lower than that reported under APB 25. Basic and diluted earnings per share for the six

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2006 and 2005

months ended June 30, 2005 would have been $0.40 and $0.36, compared to reported basic and diluted earnings per share of $0.41 and $0.37, respectively.

The fair value of each option grant was estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the three and six months ended June 30, 2005:

Expected option term	4.0 years
Expected volatility	30.0%
Risk-free interest rate	3.8%
Expected annual dividend yield	1.3%

Note 4 – Earnings Per Share

Basic earnings per share (EPS) is computed by dividing earnings available to stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or contracts to issue common stock were exercised or converted to stock or resulted in the issuance of stock that then shared in the earnings or loss of the Company.

The following table sets forth the computation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	($ in thousands, except per share data)
Earnings attributable to common shares	$2,673	$7,172	$3,244	$8,958

Basic EPS – weighted average shares outstanding	29,928,763	21,959,488	29,601,746	21,792,736

Basic earnings per share	$0.09	$0.33	$0.11	$0.41

Basic EPS – weighted average shares outstanding	29,928,763	21,959,488	29,601,746	21,792,736
Effect of dilutive securities	1,115,761	2,254,771	969,140	2,322,309

Dilutive EPS – weighted average shares outstanding	31,044,524	24,214,259	30,570,886	24,115,045

Diluted earnings per share	$0.09	$0.30	$0.11	$0.37

Stock options not included in diluted EPS since antidilutive	—	—	244,300	101,450

Note 5 – Supplemental Cash Flow Information

The following supplemental cash flow information is provided with respect to interest and tax payments for the six months ended June 30.

	2006	2005
	($ in thousands)
Cash paid during the period:
Interest	$432	$564
Taxes	846	3,785

CAPITAL TITLE GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (continued)

June 30, 2006 and 2005

Our Board of Directors declared a cash dividend during the second quarter of 2005 of $0.02 per share to stockholders of record as of June 27, 2005, and we paid this dividend totaling $0.4 million on July 8, 2005. No dividend was declared during the second quarter of 2006.

Note 6 – Segment Information

Our two reportable segments are Title and Escrow Services and Lender Services. Reportable segments are determined based on the organizational structure, types of products and services and market differentiation. Summarized financial information concerning our reportable segments is presented below as of and for the six months ended June 30, 2006 and 2005 ($ in thousands).

	Revenue	Income Before Income Taxes	Assets
2006
Title and Escrow Services	$137,591	$5,117	$135,664
Lender Services	26,572	737	47,566

Total	$164,163	$5,854	$183,230

	Revenue	Income before income taxes	Assets
2005
Title and Escrow Services	$149,441	$13,787	$111,453
Lender Services	40,883	2,942	48,594

Total	$190,324	$16,729	$160,047

The Title and Escrow Services segment consists of wholly-owned title insurance agencies, a title insurance underwriter and parent holding company operations, including issuance and repayment of corporate debt obligations. This segment generates its revenue principally from issuing title insurance policies and providing escrow services for residential and commercial real estate transactions, services which are typically marketed to real estate agents, community banks and regional lenders in selected local markets.

The Lender Services segment encompasses our bundled services strategy, which currently includes real estate appraisal and valuation services, title insurance and escrow related services and flood zone determination services, which are marketed to regional and national lenders and mortgage brokers. Unlike our traditional title and escrow services division, this segment typically conducts its business on a national scope from centralized processing centers. This segment generates its revenue principally from providing appraisal and valuation services, issuing title insurance policies, providing escrow services and flood zone determination services primarily for lenders involved in residential real estate transactions.

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

Overview

We are engaged in the business of issuing title insurance policies and performing related services, including escrow, valuation and flood determination services in connection with real estate transactions. We operate through approximately 140 branch offices and employ over 2,200 individuals located in Arizona, California, Nevada, Pennsylvania and Texas.

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

Our revenue from title insurance, escrow and related real estate services is primarily from three sources: residential resale, lender/refinance and commercial real estate transactions. We typically recognize revenue for the services we perform when the corresponding real estate transaction closes. In the case of revenue from the flood zone determination services we provide, we defer all revenue related to those flood zone determinations where there are any obligations for us to provide future monitoring of the flood zone status and then recognize the revenue ratably over the average periods that we estimate the related loans will be outstanding. This deferred revenue of $3.2 million is reflected in other liabilities on our balance sheet at June 30, 2006. In most cases we receive payment for our services at the time the related real estate transaction closes. In some cases, we bill for services provided, principally related to our Lender Services business, and collect the accounts receivable at a later date.

Our management’s discussion and analysis of financial condition and results of operations addresses our key performance indicators (revenue, net income) and generally accepted accounting principles (GAAP) measures, non-financial performance indicators (opened orders, closed orders, average revenue per closed order), as well as the trends and uncertainties affecting our industry and markets and analyzes our liquidity and capital resources. While management believes the key performance indicators of revenue and net income are the best indicators of financial and operating performance, the non-GAAP, non-financial performance indicators, may also provide management with additional insight into the volume of transactions and trend in operating performance for our traditional title and escrow services.

Critical Accounting Policies

There have been no material changes in our critical accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2005, except with regards to the implementation of SFAS 123(R).

Results of Operations

The following table presents information regarding our operating revenue:

	Three months ended June 30,
	2006	% of total	2005	% of total
	($ in thousands)
Title service revenue, net	$44,966	53.0%	$54,720	51.7%
Escrow and related fees	23,136	27.2	33,263	31.4
Appraisal service revenue	6,556	7.7	9,003	8.5
Other income	10,257	12.1	8,854	8.4

Total revenue	$84,915	100.0%	$105,840	100.0%

	Six months ended June 30,
	2006	% of total	2005	% of total
	($ in thousands)
Title service revenue, net	$86,737	52.8%	$98,167	51.6%
Escrow and related fees	44,799	27.3	60,457	31.8
Appraisal service revenue	12,767	7.8	15,666	8.2
Other income	19,860	12.1	16,034	8.4

Total revenue	$164,163	100.0%	$190,324	100.0%

Title and Escrow Services segment statistics:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Opened orders	76,909	98,881	156,146	190,188
Closed orders	48,528	62,185	93,897	115,806
Average revenue per closed order	$1,303	$1,235	$1,297	$1,187

Operating Revenue

Our revenue, which is reported net of underwriting fees paid to third party title insurance underwriters, decreased by $20.9 million or 19.8%, for the three months ended June 30, 2006 compared to the same period ended June 30, 2005. Operating revenue decreased by $26.2 million or 13.7% for the six months ended June 30, 2006 compared to the same period ended June 30, 2005. The decreases are primarily attributable to a decline in the real estate market during 2006 compared to the prior year, resulting from an increase in mortgage interest rates.

The decreases in opened orders during the three and six months ended June 30, 2006 were the result of a decline in the real estate market during 2006 compared to the prior year. The increases in average revenue per closed order reflects the increase in business mix in favor of residential resale transactions, which typically garner higher revenue per order, and increases in property values, which is a main driver of the revenue we charge for a title policy.

The significant components of other income include interest income from invested cash balances and fixed maturity bonds, investment dividends, delivery fee income, revenue from servicing seller-financed mortgages, revenue from flood zone determination services and the economic benefit realized from holding customer cash deposits. Other income increased as a percentage of revenue to 12.1% in both the three and six months ended June 30, 2006, from 8.4% in the same periods in the prior year. Other income was higher for the three and six months ended June 30, 2006 compared to the same periods in the prior year primarily due to increased earnings from holding customer cash deposits in escrow and our ongoing programs to realize economic benefit through favorable borrowing agreements and vendor arrangements with various financial institutions where these deposits are held.

Operating Expenses

The following table presents the components of our expenses and the percentage they bear to the total revenue for the respective periods:

	Three months ended June 30,
	2006	% of revenue	2005	% of revenue
	($ in thousands)
Personnel costs	$46,367	54.6%	$54,124	51.1%
Rent	5,474	6.5	5,217	4.9
Interest expense	206	0.2	269	0.3
Provision for title insurance and escrow losses	1,725	2.0	1,860	1.8
Contract service fees	6,152	7.3	10,446	9.9
Other operating expenses	20,148	23.7	20,760	19.6

	$80,072	94.3%	$92,676	87.6%

	Six months ended June 30,
	2006	% of revenue	2005	% of revenue
	($ in thousands)
Personnel costs	$93,165	56.7%	$102,155	53.7%
Rent	10,854	6.6	10,201	5.3
Interest expense	435	0.3	562	0.3
Provision for title insurance and escrow losses	3,224	2.0	3,398	1.8
Contract service fees	12,170	7.4	18,262	9.6
Other operating expenses	38,461	23.4	39,017	20.5

	$158,309	96.4%	$173,595	91.2%

Total operating expenses decreased $12.6 million or 13.6% and $15.3 million or 8.8% for the three and six month periods ended June 30, 2006, respectively, compared to the same periods in the prior year. Operating expenses increased as a percentage of revenue to 94.3% and 96.4% for the three and six months ended June 30, 2006, respectively, compared to 87.6% and 91.2% for the same periods in the prior year. Operating expenses were higher as a percentage of revenue due in part to lower revenue levels which were unable to offset significant fixed expenses such as salaries and rent. In the three and six months ended June 30, 2006, there was an increase in personnel costs of $0.2 million and $0.5 million with the recognition of employee and director share-based compensation under SFAS 123(R) and an increase of $1.1 million and $2.0 million in other operating expenses as a result of legal costs pursuant to an action we brought against one of our competitors claiming unfair business practices in recruiting certain of our employees and professional fees incurred in conjunction with our pending acquisition by LandAmerica.

Personnel costs are the most significant component of our operating expenses, and consist of salaries and other related expenses, commissions and incentives. Total personnel expenses decreased $7.8 million, or 14.3%, and $9.0 million, or 8.8%, to $46.4 million and $93.2 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in the prior year. Personnel costs were lower for the three and six months ended June 30, 2006 resulting primarily from head count reductions and lower commissions and incentives resulting from lower title and escrow revenues, partially offset by employee and director share-based compensation initially recorded in 2006 pursuant to SFAS 123(R). Personnel costs were higher, as a percentage of revenue, for the three and six months ended June 30, 2006 compared to the same periods in the prior year as a result of lower revenue levels, which were unable to offset the fixed cost component of our personnel costs.

Rent expense increased as a percentage of revenue for the three and six months ended June 30, 2006 to 6.5% and 6.6% from 4.9% and 5.3%, respectively, for the same periods in the prior year. These increases were the result of the fixed nature of these costs in relation to the decrease in revenue. Rent expense is 4.9% and 6.4% higher for the three and six months ended June 30, 2006 compared to the same periods in the prior year resulting from additional office locations and the impact of new leases and renewals at higher rates than prior periods.

Provision for title insurance and escrow losses increased as a percentage of revenue to 2.0% for the three and six months ended June 30, 2006 compared to 1.8% for three and six month periods in the prior year. These increases were a result of the increase mix of title service revenue combined with an increase in the claims experience in our insurance underwriting operation.

Contract service fees relate to fees paid to third-party appraisers and abstractors who conduct valuation services and title searches throughout the United States. This expense is variable in relation to the volume and types of business generated by the operations of our Lender Services segment. Contract service fees have decreased as a percentage of revenue to 7.3% and 7.4%, respectively, for the three and six months ended June, 2006 from 9.9% and 9.6%, respectively, in the prior periods primarily due to the decline in mix of Lender Services segment revenue.

Interest expense remained relatively unchanged at $0.2 million and $0.4 million for the three and six months ended June 30, 2006 compared to $0.3 million and $0.6 million, respectively, for the same periods in the prior year. The decrease in the second quarter of 2006 was due to lower debt outstanding in 2006 compared to the same period in the prior year and the fixed-rate interest component on the majority of our term loans.

The significant components of other operating expenses include title plant maintenance and access, supplies, utilities, insurance, allowance for uncollectible accounts receivable, depreciation, delivery and professional fees. Other operating expenses decreased $0.6 million for the three month and six months ended June 30, 2006. Other operating expenses increased as a percentage of revenue to 23.7% for the three months ended June 30, 2006 compared to 19.6% for the same period in 2005. Other operating expenses increased as a percentage of revenue to 23.4% for the six months ended June 30, 2006 compared to 20.5% for the same period in 2005. In the three and six months ended June 30, 2006, there was an increase of $1.1 million and $2.0 million in other operating expenses as a result of legal costs pursuant to an action we brought against one of our competitors claiming unfair business practices in recruiting certain of our employees and professional fees incurred in conjunction with our pending acquisition by LandAmerica. The increases in this expense category as a percentage of revenue relate to those expenses which are relatively fixed, such as telecommunication costs, insurance, depreciation, professional fees and utilities becoming a larger percent of revenue as a result of the decrease in revenue during the same periods in comparison to the prior year.

An income tax provision of $2.2 million and $2.6 million was recorded for the three and six months ended June 30, 2006. The effective tax rate of 44.8% and 44.6% for the three and six months ended June 30, 2006 compares to an effective tax rate of approximately 42.9% and 42.3% for the same periods in the prior year. The increases in effective tax rate are primarily the result of the impact of stock-based compensation for employees, initially recorded beginning in 2006 with the adoption of SFAS 123(R) not being currently deductible.

Liquidity and Capital Resources

We require capital above our ongoing operating needs to expand our geographical base, further implement our market penetration program, recruit and train new personnel and purchase additional property and equipment. During the six months ended June 30, 2006, we financed our activities primarily through the use of cash on hand.

We did not declare or pay a dividend in the second quarter of 2006. The payment of dividends depends entirely upon a decision by of our Board of Directors and may be discontinued at any time, for any reason. Further, under Delaware corporate law, in the absence of current or retained earnings, we may be prohibited from paying dividends, whether in cash or otherwise.

We have two $3.0 million revolving lines of credit. At June 30, 2006, there were no borrowings under either of these credit facilities. There is a total of $0.9 million committed against the credit lines, one for standby letters of credit pursuant to an office lease and the other for standby letters of credit pursuant to insurance policies.

Net cash flows used in operating activities were $2.0 million for the six months ended June 30, 2006 compared to net cash flows provided by operating activities of $19.4 million during the same period in the prior year. The decrease in cash provided by operating activities during the first half of 2006 is primarily the result of a decrease in earnings, an increase in other receivables and a decrease in accounts payable and accrued expenses. A significant component of our personnel expenses is incentive bonuses, which are paid after the end of the year earned. During the six months ended June 30, 2006, we paid approximately $10.4 million for incentive bonuses included in accounts payable and accrued expenses at December 31, 2005. The significant non-operating uses of cash for the six months ended June 30, 2006 included the purchase of fixed assets, investment securities, debt service payments and the redemption of preferred stock. Additionally, we paid common dividends of $1.2 million.

In January 2006, pursuant to an agreement with the holder of 175,162 outstanding shares of our Series A Preferred Stock, we redeemed all such outstanding preferred stock at a price of $100 per share, plus accrued but unpaid dividends for a total redemption amount of $17.6 million.

Our title insurance underwriter, United Capital Title Insurance Company, is subject to regulations that limit its ability to pay dividends or make loans or advances to its parent, principally for the protection of policyholders. Generally, the total amount of dividends and distributions is limited to the greater of 10% of United Capital Title Insurance Company’s surplus, which amount was $21.4 million as of December 31, 2005, or 100% of net income, which was $4.5 million, for the year period ended December 31, 2005, provided that the amount does not exceed United Capital Title Insurance Company’s earned surplus. Under these restrictions, United Capital Title Insurance Company could pay, to its parent, dividends of $4.5 million during 2006 without prior regulatory approval. In order to strengthen United Capital Title Insurance Company’s balance sheet and to attain higher ratings from third party rating agencies, no dividends have been paid by United Capital Title Insurance Company to its parent during the three or six months ended June 30, 2006. Of our $32.3 million in cash and cash equivalents at June 30, 2006, $3.5 million relates to United Capital Title Insurance Company and would be subject to the aforementioned restrictions. Of our $43.7 million investment portfolio, consisting of short term investments, fixed maturity bonds and equity securities, $43.0 million relates to United Capital Title Insurance and would be subject to the aforementioned restrictions.

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

The following table sets forth unaudited quarterly operating data for the most recent five quarters. Such data has been prepared substantially on the same basis as the audited financial statements appearing in our 2005 Form 10-K, and includes all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the data. However, our operating results have fluctuated significantly in the past and we expect that they will continue to fluctuate in the future. Future fluctuations may be a result of a variety of factors, including interest rates and general real estate economic conditions, seasonality, the timing of acquisitions, and our ability to control costs in response to declining order volume. Accordingly, we believe that period-to-period comparisons of our historical results may be neither meaningful nor predictive of our future performance. The quarterly data should be read together with the financial statements and accompanying notes appearing elsewhere in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2005. ($ in thousands, except per share data)

	Three Months Ended
	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
Total revenue	$105,840	$100,171	$89,709	$79,248	$84,915
Net income	7,522	7,399	4,026	571	2,673
Earnings attributable to common shares	7,172	7,046	3,673	571	2,673
Earnings per common share, diluted	0.30	0.28	0.14	0.02	0.09

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

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting (as defined in Rule 13a – 15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to various other claims and lawsuits in the ordinary course of its business, none of which are currently considered material to our financial condition and results of operations. There have been no material developments in any legal actions reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

The failure to obtain required approvals and satisfy closing conditions in a timely manner may delay completion of the merger.

Completion of the merger is conditioned upon the receipt of all required governmental authorizations, consents, orders and approvals. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the related rules, the proposed merger may not be completed until required notifications and information have been furnished to the Department of Justice and the Federal Trade Commission and the specified waiting period has expired. On April 20, 2006, each of Capital Title and LandAmerica made filings with the Department of Justice and the Federal Trade Commission and the applicable waiting period expired on May 22, 2006.

Additionally, however, the merger cannot take place until we receive the required approvals from various state banking and insurance regulators. Capital Title and LandAmerica have filed all of the required applications or notices necessary to complete the merger with each of the applicable regulatory authorities, but we cannot be sure whether or when regulatory approval will be obtained or that the regulatory approval will be obtained without conditions that are detrimental to Capital Title or the merger. The longer the period is prior to completion of the merger, the longer we are exposed to the risks and uncertainties described above.

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

CAPITAL TITLE GROUP, INC.

By:	/s/ Donald R. Head	Date:	August 8, 2006
Donald R. Head
Chairman of the Board, President and Chief Executive Officer

By:	/s/ James C. Yeager	Date:	August 8, 2006
James C. Yeager
Chief Financial Officer